Form 10QSB
period 2001-09-30
TOO GOURMET INC
filed 2001-11-14
CIK 1144499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB







(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from               to
                                              --------------    ----------------

Commission File Number: 000-33333


                                Too Gourmet, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               33-0967353
------                                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   280 White Cap Lane, Newport Coast, California 92657
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (949) 836.8982
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2001, there were 6,091,250 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------



                                TOO GOURMET, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                TOO GOURMET, INC.
                          (a development stage company)

                                    CONTENTS





                                                                           PAGE
                                                                           ----

Financial Statements (Unaudited)

     Balance Sheet                                                          4

     Statements of Operations                                               5

     Statements of Changes in Stockholders' Equity                          6

     Statements of Cash Flows                                               7

     Notes to Financial Statements                                          8

                                TOO GOURMET, INC.
                          (a development stage company)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

                                     ASSETS
                                     ------

Current assets
   Cash                                                          $       7,952
   Other current assets                                                    ---
                                                                 -------------

    Total current assets                                                 7,952

Other assets                                                               ---
                                                                 -------------

    Total assets                                                 $       7,952
                                                                 =============






                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                         $       1,250
                                                                 -------------

    Total current liabilities                                            1,250
                                                                 -------------


Stockholders' Equity
      Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share -- 0
                                                                           ---
                                                                --------------
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 6,091,250                         6,091
    Additional paid-in capital                                          18,834
    Deficit accumulated during the development stage                   (18,223)
                                                                 --------------

       Total stockholders' equity                                        6,702
                                                                 -------------

          Total liabilities and stockholders' equity             $       7,952
                                                                 =============





                 See accompanying notes to financial statements.

                                TOO GOURMET, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                     APRIL 9, 2001
                                                           THREE MONTHS ENDED        (INCEPTION) -
                                                           SEPTEMBER 30, 2001      SEPTEMBER 30, 2001
                                                           ------------------      ------------------
Revenues
   Sales                                                        $        320            $        320
    Less: returns and allowances                                         ---                     ---
                                                                ------------            ------------

         Net revenues                                                    320                     320

Operating expenses
   Consulting services                                                   ---                   3,600
   Legal and professional fees                                                                13,605
                                                                       7,535
   Office supplies and expense                                         1,303                   1,338
                                                                ------------            ------------

    Total operating expenses                                           8,838                  18,543
                                                                ------------            ------------

Loss from operations                                                  (8,518)                (18,223)
                                                                ------------            ------------

Provision for income tax expense (benefit)                               ---                     ---
                                                                ------------            ------------

Net loss/Comprehensive loss                                    $      (8,518)           $    (18,223)
                                                               =============            ============

Net loss/comprehensive loss per common share ---
   basic and diluted                                           $       (---)            $       (---)
                                                               =============            ============

Weighted average of common shares --- basic and diluted            6,091,250               5,643,650
                                                               =============            ============







                 See accompanying notes to financial statements.

                                TOO GOURMET, INC.
                          (a development stage company)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              APRIL 9, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2001

                                   (UNAUDITED)




                                              Common Stock         Additional
                                         -----------------------     Paid-In    Accumulated
                                         Shares        Amount       Capital       Deficit          Total
                                         ---------  -----------   -----------   -----------    -----------
Balance, April 9, 2001                         ---  $       ---   $       ---   $       ---    $       ---

Issuance of common stock,
  April 10, 2001                         3,600,000        3,600           ---           ---          3,600

Issuance of common stock,
  April 11, 2001                         1,500,000        1,500           ---           ---          1,500

Issuance of common stock,
  June 17, 2001                            250,000          250         4,750           ---          5,000

Issuance of common stock,
  June 28, 2001                            741,250          741        14,084           ---         14,825

Net loss/comprehensive loss                    ---          ---           ---        (9,705)        (9,705)
                                         ---------  -----------   -----------   -----------    -----------

Balance, June 30, 2001                   6,091,250        6,091        18,834        (9,705)        15,220
                                         ---------  -----------   -----------   -----------    -----------

Net loss/comprehensive loss                    ---          ---           ---        (8,518)        (8,518)
                                         ---------  -----------   -----------   -----------    -----------

Balance, September 30, 2001              6,091,250  $     6,091   $    18,834   $   (18,223)   $     6,702
                                         ---------  -----------   -----------   -----------    -----------







                 See accompanying notes to financial statements.

                                TOO GOURMET, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                   APRIL 9, 2001
                                                                          THREE MONTHS ENDED        (INCEPTION) -
                                                                          SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                                                                          ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                               $          (8,518)    $         (18,223)
   Adjustments  to  reconcile  net loss to net cash used by  operating activities
    Cost of consulting services paid with common stock                                  ---                 3,600
    Cost of legal services paid with common stock                                       ---                 1,500
    Changes in operating assets and liabilities
       Increase (decrease) in accounts payable
         and accrued expenses                                                        (3,355)                1,250
                                                                           ----------------       ---------------

          Net cash used by operating activities                                    (11,873)               (11,873)
                                                                           ----------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                   ---                    ---
                                                                           ----------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                              ---                 19,825
                                                                           ----------------       ---------------

          Net cash provided by financing activities                                    ---                 19,825
                                                                           ----------------       ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                     (11,873)                 7,952

CASH AND CASH EQUIVALENTS, beginning of period                                      19,825                    ---
                                                                           ----------------       ---------------

CASH AND CASH EQUIVALENTS, end of period                                   $          7,952       $         7,952
                                                                           ----------------       ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW   INFORMATION
    Income taxes paid                                                      $            ---       $           ---
                                                                           ----------------       ---------------
    Interest paid                                                          $            ---       $           ---
                                                                           ----------------       ---------------








                 See accompanying notes to financial statements.

                                TOO GOURMET, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS

           Too Gourmet, Inc. (the "Company") is an internet based gourmet grocery retailer for specialty and novelty foods and spirits. The Company is headquartered in Newport Coast, California.


NOTE 2 - BASIS OF PRESENTATION

            The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 and from April 9, 2001 (inception) through September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended June 30, 2001 included in the Company's registration statement filing on Form SB-2.


NOTE 3 - COMMON STOCK

         On April 10, 2001, the Company issued 3,600,000 shares of its common stock to its officers and founders for consulting services rendered in connection with the initial organization costs incurred. Since there was no readily available market value at the time the services were rendered, par value of $0.001 per share was considered as a reasonable estimate of fair value by the parties.

         On April 11, 2001, the Company issued 1,500,000 shares of its common stock to various individuals for legal services rendered in connection with the initial organization costs incurred. Since there was no readily available market value at the time the services were rendered, par value of $0.001 per share was considered as a reasonable estimate of fair value by the parties.

         On June 30, 2001, the Company completed a "best efforts" offering of its common stock pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. In accordance with the Private Placement Memorandum Offering, which was initiated on June 11, 2001, the Company issued 991,250 shares of its common stock at $0.02 per share for a total of $19,825 from June 17th - June 30th 2001.


NOTE 4 - RELATED PARTY TRANSACTIONS

         On April 10, 2001, the Company issued 3,550,000 shares of its common stock to a current officer for services as described in Note 3.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We are a specialty gourmet grocer. We intend to offer our products and product selection advice services over the Internet. We currently market and distribute specialty gourmet coffee under our Too Gourmet label. We intend to offer a large selection of specialty and hard-to-find foods and spirits, coupled with expert, personalized service. We believe our website and proposed retail locations will enable us to cater to the discriminating tastes of our customers. If we generate significant revenues or raise capital, we plan to open a traditional retail store located in Orange County, California, and if successful, plan to replicate our business model in other markets.

Liquidity and Capital Resources.

We had cash of $7,952 as at September 30, 2001. Our total assets were approximately $7,952 as at September 30, 2001. Our total current liabilities were approximately $1,250 as at September 30, 2001. Our sole liability at September 30, 2001 was represented by accounts payable and accrued expenses.

Results of Operations.

Revenues. From our inception on April 9, 2001 through September 30, 2001, we realized revenues of approximately $320 from the sale of our products. We earned those revenues during the three-month period ended September 30, 2001. We hope to generate more revenues as we expand customer base and our product offerings.

Operating Expenses. For the quarter ended September 30, 2001, our total expenses were approximately $8,838. The majority of those expenses were represented by legal and professional fees of $7,535. From inception to September 30, 2001, we had incurred operating expenses of $18,543. For the quarter ended September 30, 2001, we experienced a net loss of approximately $8,518. From our inception on April 9, 2001 to September 30, 2001, we experienced a net loss of $18,223.

Our Plan of Operation for the Next Twelve Months. We have not generated any significant revenues from our operations. To effectuate our business plan during the next twelve months, we must continue to develop our website, market our products and services and develop our brand image. We are currently marketing, under our Too Gourmet label, specialty coffee. We believe that we will be able to generate additional revenues in the next three months and any revenues generated will be used to increase our product offerings as well as expand our operations through increased marketing efforts. We intend to continue to develop and expand our line of gourmet grocery products.

We are in the process of developing our website to facilitate customer orders and delivery. We anticipate that we will have credit card capability on our website by February 2002. We believe our current financial resources will be sufficient to fund the development of credit card capability on our website. We believe that our "chef toys" website offering a variety of gourmet cooking implements will be operational by February 2002, although we may need to generate revenues or raise additional capital to complete development of that website. We do not anticipate that we will hire additional employees unless we generate significant revenues. We anticipate that will use third parties to complete the development of our websites.

Our plan of operation is materially dependent on our ability to generate revenues. Our operations to date have been focused on developing our brand name and attempting to establish strategic relationships with providers of gourmet grocery foods and beverages. We have not developed any strategic relationships with third parties. We will also attempt to develop relationships with companies that serve our proposed customer base, such as specialty magazines which target high income individuals.

Over the next twelve months, we anticipate that we will need approximately $20,000 to move forward with our business plan. To add credit card capability on our website, we believe that we will need approximately $1,000. To complete development of our chef toys website, we believe that we will need approximately $3,000. For the next twelve months, we anticipate that our day-to-day expenses will be approximately $1,000 per month. We believe that we will use approximately $10,000 over the next twelve months for marketing and promotion expenses if we are able to raise sufficient revenue to finance such activities.

We had cash of $7,952 as at September 30, 2001. In the opinion of management, available funds will satisfy our working capital requirements through March 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all.

We have not contemplated any plan of liquidation in the event that we do not generate revenues. In the event of our liquidation, Nevada law provides that after payment of all allowances, expenses and costs, and the satisfaction of all special and general liens upon our funds, the creditors shall be paid proportionately to the amount of their respective debts. The surplus funds, if any, after payment of the creditors and the costs, expenses and allowances, shall be distributed among our shareholders in proportion.

We are not currently conducting any research and development activities, other than the development of our websites. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sale of any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities.
-------------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

None.

Item 5.  Other Information.
---------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Too Gourmet, Inc.,
                                  a Nevada corporation



November 14, 2001        By:       /s/     Cynthia A. Bergendahl
                                  -----------------------------------
                                           Cynthia A. Bergendahl
                                  Its:     President, Chief Executive Officer
                                           Secretary, Director