Form 10KSB
period 2001-12-31
TOO GOURMET INC
filed 2002-03-28
CIK 1144499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                  -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          -----------------    -----------------

Commission File Number:  000-33333

                                Too Gourmet, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

Nevada                                                              33-0967353
------                                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

280 White Cap Lane, Newport Coast, California                            92657
---------------------------------------------                            -----
(Address of principal executive offices)                            (Zip Code)

                                 (949) 836-8982
                                 --------------
              (Registrant's Telephone Number, Including Area Code)



Securities registered under Section 12(b) of the Act:

 Title of each class registered:      Name of each exchange on which registered:
 -------------------------------      ------------------------------------------

             None                                       None

Securities registered under Section 12(g) of the Act:

                  Common Stock, Par Value $.001
                  -----------------------------
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $320.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 27, 2002, approximately $0.

As of March 27, 2002, there were 5,691,250 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                    [ ]  Yes           [X]  No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background.  We were incorporated in Nevada on April 9, 2001.

Our Business. We are a specialty gourmet grocery retailer. We intend to offer our products and product selection advice services over the Internet. We currently have minimal operations and only sell specialty gourmet coffee under our Too Gourmet label. We believe that we will be able to generate revenues in the next three months from the sale of our specialty coffee and any revenues generated will be used for marketing expenses and to increase our product offerings.

Our future plans include offering a large selection of specialty and hard-to-find foods and spirits, coupled with expert, personalized service to our customers to assist in their gourmet shopping needs. We believe we will create a proprietary system that will enable us to cater to the discriminating tastes of our customers. In the next three months, we intend to expand our product offerings and further develop our website to display our products and have credit card capability. In order to expand our product offerings, we need to develop relationships with providers of gourmet grocery foods and beverages. To develop our website with credit card capability, we intend to use a third party website design and development company and a third party Internet credit card processing company, although we do currently not know which companies we will use.

If we generate significant revenues or raise additional capital, we plan to develop one traditional retail store located in Orange County, California, and if successful, plan to replicate our business model in other markets outside of the Orange County area. We believe that certain geographic areas such as Newport Beach and Malibu, California, are suitable locations for retail stores due to their high concentration of wealthy individuals. We do not anticipate that we will develop our retail locations in the next twelve months. However, in the next twelve months, we do intend to seek out relationships with companies or individuals, such as real estate developers and brokers, who can facilitate development of those retail locations.

Our Website www.toogourmet.com. Our current website displays our corporate logo and contact information and provides a general description of our business. Our website is under development to display our featured products and recipes as well as an online message board where visitor can seek culinary advice from our executive chef. We are also developing our website to offer visitors guidance on food and wine pairings. Visitors are currently able to order our gourmet coffee products by sending their requests to us via electronic mail. We anticipate that we may adopt an automated online ordering system in the future. By offering specialty gourmet products along with expert information and resources via the Internet, we hope to provide our customers with access to a wide range of high-end lifestyle products and services.

Our website will serve as the primary vehicle for our business activities. We anticipate that users can view the contents of the website and use our proposed online ordering system to purchase gourmet grocery items planned for our website, including, but not limited to, specialty and hard-to-find gourmet food products and spirits. Examples of those products include the following:

    o    Spanish saffron in a 1-ounce tin, each thread individually hand picked;
    o    imported beluga and osetra caviars;
    o    flavored vinegars, such as champagne vinegar and black currant vinegar;
    o    infused oils, including truffle, hazelnut and walnut oil;
    o fresh black and white truffles in season, truffle jus, canned black truffles;
    o    a variety of flavorful honeys;
    o herb infused sun dried tomatoes, sun dried yellow tomatoes, cherries and strawberries;
    o caper berries, dried morels, olives, vanilla beans and Moroccan spice mix;
    o    pastas of many shapes and colors; and
    o    Valrhona chocolate, gold leaf sheets and sheet gelatin.

Individuals, such as personal and restaurant chefs, who prepare gourmet meals, primarily use many of those products. We anticipate that some of those products will be available on our website by July 2002.

We intend to develop our site so that users will be able to provide us with delivery and credit card information directly on our website, which will allow us to process such orders immediately and ship the items ordered. We anticipate that we will have credit card capability on our website by July 2002. We believe our current financial resources will be sufficient to fund the development of credit card capability on our website.

Our Proposed Website www.mycheftoys.com. Through our proposed website www.mycheftoys.com, we intend to will sell chef tools, such as cutlery, cookware, chef gear and kitchen tools, to chefs. It will be marketed to executive chefs of restaurants. We believe that our chef toys website will be operational by July 2002, although we may need to generate revenues or raise additional capital to complete development of that website.

Our Target Markets and Marketing Strategy. We believe that our primary target market will consist of individuals in the greater Southern California area. We intend offer a service whereby shoppers in search of gourmet products can have their specialty grocery requirements met by using our website or by visiting our proposed retail location. We believe that customer acceptance of our business concept will depend on our knowledge of the lifestyles of our target customers. Our target customers will consist of middle-to upper-income families in densely populated communities.

We also will market and promote our services on the Internet. Our marketing strategy is to promote our services and attract individual households and businesses to our website. Our proposed marketing initiatives include:

    o utilizing direct response print advertisements placed primarily in local print media, such as the Daily Pilot newspaper, which is distributed in Newport Beach, California, and the Malibu Times, which is distributed in Malibu, California;
    o limited advertising on television, radio, banners, affiliated marketing and direct mail in the Southern California area; and
    o word of mouth advertising based on the customer loyalty and high quality service.

We currently do not have adequate funds to make significant expenditures for advertising or marketing and such expenditure are dependent on generating revenues or obtaining additional capital.

We hope to build our www.toogourmet.com and www.mycheftoys.com web sites' reputation on our commitment to the highest levels of product and service quality. While many e-commerce web sites stress their ability to offer tens of thousands of products, we intend to focus on a limited number of premium products in each product category. We are currently seeking to establish business relationships and co-marketing partnerships with several providers of fine gourmet foods and beverages. If we are successful in establishing these relationships, we believe that we will be able to offer a broader range of gourmet products, including wines, chocolates, cigars, coffee and specialty kitchenware.

Our strategy will include two main components:

    o focusing on the gourmet specialty food needs of middle to high income households with a emphasis on consumers who seek specialty gourmet products; and
    o    providing a service-based experience for our customers.

Our Competition. The gourmet grocery retailing market is extremely competitive. Many of our competitors charge membership, delivery or service fees, and often offer their goods at a premium to traditional supermarkets. The principal competitive factors that affect our business are location, breadth of product selection, convenience, quality, service, price, available technology, and consumer loyalty to traditional and online grocery retailers. We believe that we will compete favorably with respect to each of these factors although many traditional grocery retailers may have substantially greater levels of consumer loyalty, longer operating histories, and serve many more locations than we currently do. If we fail to effectively compete in any one of these areas, we may lose existing and potential customers which would have a material adverse effect on our business, financial condition and results of operation.

In the past few years, the online grocery market has been marked by great instability as several leading online grocery suppliers have discontinued operations. Accordingly, as the market for online grocery providers has been extremely unstable, we may find it difficult to initiate our business model and sustain growth, which may have a material adverse effect on our business and results of operation.

If we generate significant revenues or raise additional capital, we intend to open and operate a specialty gourmet grocery retail store to serve the area of Orange County, California. The specialty grocery industry is highly competitive, and we will compete with other gourmet grocery retail stores that are either independent markets or part of large regional or national retail chains such as Bristol Farms. Specialty grocery businesses are especially affected by changes in consumer tastes, as well as national, regional and local economic conditions, demographic trends, and the type, number and location of competing grocery stores. Such businesses are also subject to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could negatively affect the availability, quality, and cost of food products. Also, factors such as inflation, increased food and labor costs, and the availability and cost of suitable sites and the availability of experienced management and hourly employees may also adversely affect the retail grocery industry in general, and our results of operations and financial condition in particular.

Government Regulation. Online commerce is new and rapidly changing, and federal and state regulations relating to the Internet and online commerce are relatively new and evolving. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted to address issues such as user privacy, pricing, content, copyrights, distribution, antitrust matters and the quality of products and services. The adoption of these laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our website and could otherwise harm our business. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy is uncertain. Most of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. New laws applicable to the Internet may impose substantial burdens on companies conducting online commerce. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws in the United States and abroad.

Our Intellectual Property. We do not presently own any patents, trademarks, licenses, concessions or royalties, other than a California state trademark for our corporate logo. Our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

    o    these agreements will not be breached;
    o    we would have adequate remedies for any breach; or
    o our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of either our products or services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

We own the Internet domain names www.toogourmet.com and www.mycheftoys.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Our Research and Development. We are not currently conducting any research and development activities other than the development of our website. We do not anticipate conducting such activities in the near future.

Employees. As of March 27, 2002, we have one full time employee and one part time employee. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreements. We anticipate entering into an employment contract with Cynthia A. Bergendahl, our president, chief executive officer, secretary and one of our directors.

Facilities. Our administrative offices are located at 280 White Cap Lane, Newport Coast, California 92657. We believe that our facilities are adequate for our needs. We do not own any real estate.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

================================== ====================================
            Property                       December 31, 2001
---------------------------------- ------------------------------------
Cash                                                            $5,216
================================== ====================================

Our Facilities. Our headquarters are located at 280 White Cap Lane, Newport Coast, California 92657. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. Although we are not required to deliver an annual report to security holders, we intend to provide an annual report to our security holders, which will include audited financial statements.

There are no shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. In November 2001, our registration statement on Form SB-2 to register 2,991,250 shares of common stock held by our shareholders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is thirty five. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

In April 2001, we issued 400,000 shares to Thomas E. Stepp, Jr., an employee of Stepp Law Group, which served as our former legal counsel, in exchange for services provided to us, which were valued at $400. In November 2001, we redeemed those 400,000 shares of common stock owned by Mr. Stepp in exchange for $400. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

    o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
    o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
    o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
    o    a toll-free telephone number for inquiries on disciplinary actions;
    o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
    o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

    o    the bid and offer quotations for the penny stock;
    o the compensation of the broker-dealer and its salesperson in the transaction;
    o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
    o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-------------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Liquidity and Capital Resources. We had cash of $5,216 as of December 31, 2001. Our total assets were $5,216 as of December 31, 2001. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our total liabilities were $2,500 as of December 31, 2001, which is represented by accounts payable and accrued expenses. We have no other commitments or contingencies.

Results of Operations.

Revenues. For the period from our inception on April 9, 2001 through December 31, 2001, we realized revenues of $320 from sales of our products. We hope to increase our revenues by adding to the capabilities of our website, which we hope will enable us to increase our customer base. We must expand our operations to increase our revenues.

Operating Expenses. For the period from our inception on April 9, 2001 through December 31, 2001, our total operating expenses were $26,528. Those expenses were represented by $3,600 for consulting expenses, $21,830 for legal and professional fees, and $1,418 for office expenses. For the period from our inception on April 9, 2001 through December 31, 2001, we experienced a net loss of $26,528.

Our Plan of Operation for the Next Twelve Months. We have only generated $320 in revenues from our operations. To effectuate our business plan during the next twelve months, we must continue to develop our website, market our products and services and develop our brand image. We are currently marketing, under our Too Gourmet label, specialty coffee. We believe that we will be able to generate additional revenues in the next three months and any revenues generated will be used to increase our products offerings as well as expand our operations. We intend to continue to develop and expand our line of gourmet grocery products.

We are in the process of developing our website to facilitate customer orders and delivery. We anticipate that we will have credit card capability on our website by July 2002. We believe our current financial resources will be sufficient to fund the development of credit card capability on our website. We believe that our chef toys website will be operational by July 2002, although we may need to generate revenues or raise additional capital to complete development of that website. We do not anticipate that we will hire additional employees unless we generate significant revenues. We anticipate that will use third parties to complete the development of our websites.

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

Over the next twelve months, we anticipate that we will need approximately $20,000 to move forward with our business plan. Approximately $5,000 of that $20,000 will come from our current cash reserves. The balance of those funds will need to be raised through alternative means, such as debt or equity financing. To add credit card capability on our website, we believe that we will need approximately $1,000. To complete development of our chef toys website, we believe that we will need approximately $3,000. For the next twelve months, we anticipate that our day-to-day expenses will be approximately $500 per month. We believe that we will use approximately $10,000 over the next twelve months for marketing and promotion expenses.

We have cash of $5,216 as of December 31, 2001. In the opinion of management, available funds will satisfy our working capital requirements through July 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 3,600,000 shares of our common stock, which equals approximately 63% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Any additional capital contributed by our management would be contributed without any consideration. However, our officers and directors are not committed to contribute additional capital.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sale of any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item 7.  Financial Statements
-----------------------------

The financial statements required by Item 7 are presented in the following order:









                                TOO GOURMET, INC.
                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                TOO GOURMET, INC.
                          (a development stage company)

                                    CONTENTS




                                                                           PAGE
                                                                           ----
Independent Auditor's Report                                                11

Financial Statements

     Balance Sheet                                                          12

     Statement of Operations                                                13

     Statement of Changes in Stockholders' Equity                           14

     Statement of Cash Flows                                                15

     Notes to Financial Statements                                          16

                          Independent Auditor's Report



To the Stockholders of
Too Gourmet, Inc.


         I have audited the accompanying balance sheet of Too Gourmet, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the period April 9, 2001 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Too Gourmet, Inc. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the period April 9, 2001 (inception) through December 31, 2001 in conformity with generally accepted accounting principles in the United States.



                                         /s/ Quintanilla
                                         A Professional Accountancy Corporation
                                         Laguna Niguel, California


                                         February 11, 2002

                                TOO GOURMET, INC.
                          (a development stage company)

                                  BALANCE SHEET

                                DECEMBER 31, 2001



                                     ASSETS
                                     ------
Current assets
    Cash                                                          $       5,216
    Other current assets                                                    ---
                                                                    -----------
       Total current assets                                               5,216

Other assets                                                                ---
                                                                    -----------
       Total assets                                               $       5,216
                                                                   ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
    Accounts payable and accrued expenses                         $       2,500
                                                                   ------------
       Total current liabilities                                          2,500

Contingencies

Stockholders' Equity
    Preferred stock, $.001 par value;
       Authorized shares-- 5,000,000
       Issued and outstanding shares-- 0                                    ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 5,691,250                          5,691
    Additional paid-in capital                                           23,553
    Deficit accumulated during the development stage                    (26,528)
                                                                    -----------
       Total stockholders' equity                                         2,716
                                                                    -----------
          Total liabilities and stockholders' equity              $       5,216
                                                                   ============






                 See accompanying notes to financial statements.

                                TOO GOURMET, INC.
                          (a development stage company)

                             STATEMENT OF OPERATIONS

               APRIL 9, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001



Revenues
    Sales                                                         $         320
    Less: returns and allowances                                            ---
                                                                    -----------
       Net revenues                                                         320

Operating expenses
    Consulting services                                                   3,600
    Legal and professional fees                                          21,830
    Office expense                                                        1,418
                                                                    -----------
       Total operating expenses                                          26,848
                                                                    -----------
Loss from operations                                                    (26,528)

Provision for income tax expense (benefit)                                  ---
                                                                   ------------
Net loss/Comprehensive loss                                       $     (26,528)
                                                                   ============
Net loss/Comprehensive loss per common share-- basic and diluted  $         ---
                                                                   ============
Weighted average of common shares-- basic and diluted                 5,771,500
                                                                   ============







                 See accompanying notes to financial statements.

                                TOO GOURMET, INC.
                          (a development stage company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               APRIL 9, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001


                                          Common Stock             Additional
                                          ------------                Paid-In        Accumulated
                                      Shares          Amount          Capital          deficit            Total
                                  -------------     ----------      ----------      -------------      ----------
Balance, April 9, 2001                      ---    $       ---     $       ---     $          ---     $       ---

Issuance of common stock,
  April 10, 2001                      3,600,000          3,600             ---                ---           3,600

Issuance of common stock,
  April 11, 2001                      1,500,000          1,500             ---                ---           1,500

Issuance of common stock,
  June 17, 2001                         250,000            250           4,750                ---           5,000

Issuance of common stock,
  June 28, 2001                         741,250            741          14,084                ---          14,825

Cost of legal expenses
  contributed by officer                    ---            ---           4,719                ---           4,719

Redemption of stock,
  November 15, 2001                    (400,000)          (400)            ---                ---            (400)

Net loss/Comprehensive loss                 ---            ---             ---            (26,528)        (26,528)
                                  -------------     ----------      ----------      -------------      ----------
Balance, December 31, 2001            5,691,250    $     5,691     $    23,553     $      (26,528)    $     2,716
                                  =============     ==========      ==========      =============      ==========





                 See accompanying notes to financial statements.

                                TOO GOURMET, INC.
                          (a development stage company)

                             STATEMENT OF CASH FLOWS

               APRIL 9, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001



Cash flows from operating activities
    Net loss                                                     $      (26,528)
    Adjustments to reconcile net loss to net
    cash used in operating activities
       Cost of consulting services paid with common stock                 3,600
       Cost of legal services paid with common stock                      1,500
       Cost of legal services contributed by officer                      4,719
       Changes in operating assets and liabilities
           Increase in accounts payable and accrued expenses              2,500
                                                                   ------------
              Net cash provided by operating activities                 (14,209)

Cash flows from investing activities                                        ---
                                                                   ------------
              Net cash provided by investing activities                     ---

Cash flows from financing activities
    Proceeds from issuance of common stock                               19,825
    Redemption of common stock                                             (400)
                                                                   ------------
              Net cash provided by financing activities                  19,425
                                                                   ------------
Net increase in cash                                                      5,216

Cash, beginning of period                                                  ---
                                                                   -----------
Cash, end of period                                              $        5,216
                                                                  =============
Supplemental disclosure of cash flow information
    Income taxes paid                                            $          ---
                                                                  =============
    Interest paid                                                $          ---
                                                                  =============






                 See accompanying notes to financial statements.

                                TOO GOURMET, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

         Business Description - Too Gourmet, Inc. (the "Company") was incorporated in the state of Nevada on April 9, 2001. The Company is an Internet based gourmet grocery retailer for specialty and hard-to-find foods and spirits. The Company is headquartered in Newport Coast, California.

         Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2001, the Company had no cash equivalents.

         Fair Value of Financial Instruments - The carrying amount of the Company's financial instruments, which includes cash and accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

         Recognition of Revenue - The Company records revenues upon shipment to its customers, fee is fixed or determinable, and collectibility is reasonably assured The Company will also provide an allowance for returns when experience is established.

         Income Taxes - The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

         Net Loss per Common Share - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period.

         Comprehensive Loss - The Company applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period ended December 31, 2001, the Company had no other components of its comprehensive income or loss other than the net loss as reported on the statement of operations.

         Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                TOO GOURMET, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



NOTE 2 - CONTINGENCIES

         As shown in the accompanying financial statements, the Company has incurred a net operating loss of $26,528 since inception through December 31, 2001.

         The Company is subject to those risks associated with development stage companies. The Company has sustained losses since inception and additional financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards associated with the Internet marketplace (e-commerce) will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.

         Management's plans to mitigate its losses in the near term through the significant reduction of legal and professional fees that were incurred upon incorporation; for the presentation for the preparation of the Company's Private Offering Memorandum; and for the performance of audit and review services. By having completed its registration process over the last six months, the Company has positioned itself to focus on securing its revenues sources, and management currently expects to meet its revenue targets for the remainder of 2002. In addition, should management determine it necessary, the Company will seek to obtain additional financing through the issuance of common stock and increase of ownership equity.



NOTE 3 - ACCRUED EXPENSES

         Accrued Wages and Compensated Absences - The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by outside, third party vendors. As such, there is no accrual for wages or compensated absences as of December 31, 2001.



NOTE 4 - COMMON STOCK

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

                                TOO GOURMET, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



NOTE 4 - COMMON STOCK (continued)

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

         On November 15, 2001, the Company redeemed and purchased 400,000 shares of its common stock from an individual stockholder at par value of $0.001, or $400. Per the terms of the stock redemption agreement, this amount was equivalent to the amount received at the time of original issuance for legal services performed by the former stockholder. Upon redemption of the shares, the Company cancelled and retired the shares from further issuance.



NOTE 5 - INCOME TAXES

         At December 31, 2001, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $26,528, expiring 2021, that may be used to offset future taxable income. Therefore, no provision for income taxes has been provided.

         In addition, the Company has deferred tax assets of approximately $4,000 at June 30, 2001. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of ($4,000) has been provided for the deferred tax assets.




NOTE 6 - RELATED PARTY TRANSACTIONS

         On April 9, 2001, the Company issued 3,600,000 shares of its common stock to it current officers for services as described in Note 4.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of Cynthia A. Bergendahl. The interruption of the services of Ms. Bergendahl could significantly hinder our operations, profits and future development, if a suitable replacement is not promptly obtained. We anticipate that we will enter into employment agreement with Ms. Bergendahl. We cannot guaranty that Ms. Bergendahl will remain with us during or after the term of her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with Ms. Bergendahl is good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our officers will hold office until their resignations or removal. The terms of the directors expire at the next annual shareholder's meeting following their election.

Our directors and principal executive officers are as specified on the following table:

======================== ========== ==========================================
Name                        Age     Position
------------------------ ---------- ------------------------------------------
Cynthia A. Bergendahl        36     president, chief executive officer,
                                    secretary, director
------------------------ ---------- ------------------------------------------
Matthew A. Bergendahl        40     treasurer, director
======================== ========== ==========================================

Cynthia A. Bergendahl. Ms. Bergendahl has been our president, chief executive officer, secretary and one of our directors since our inception. Ms. Bergendahl manages all aspects of our operations, including product development and marketing and sales of our products. From 1998 to April 2001, Mrs. Bergendahl has worked as a freelance journalist, and has been a columnist writing dining reviews and other features for the Orange County Business Digest. She has been involved in the retail food industry for many years. From 1988 to 1991, she and her husband, Matthew Bergendahl, were the owners and operators of an upscale, trendy cafe in Marina del Rey, California. From 1986 to 1993, they also owned and operated a successful chain of 24-hour donut shops in the greater Los Angeles area. Ms. Bergendahl and her husband also have teamed together since 1991 to cater numerous private parties, banquets, community and charitable events. Ms. Bergendahl graduated with a Bachelor of Arts degree in broadcast journalism, which she earned from California State University, Long Beach, in 1986. Ms. Bergendahl has not been a director of any other reporting company.

Matthew A. Bergendahl. Mr. Bergendahl is our treasurer and one of our directors since our inception. Mr. Bergendahl has been involved in the retail food industry since 1986. Since 2000, Mr. Bergendahl has been the executive chef and kitchen manager at the Cheesecake Factory located in Irvine, California. From 1997 to 2000, he was the executive chef and manager of Spaghettini Cucina, an upscale eatery in Long Beach, California, and in 1996, a chef at the Ritz Carlton, located in Marina del Rey, California. From 1991 to 1995, Mr. Bergendahl provided services as a private chef and caterer in the Los Angeles area, at numerous private parties, banquets and other events, including community and charitable functions. Mr. Bergendahl was also the owner and operator of Cafe del Rey. From 1986 to 1993, Mr. Bergendahl worked with his wife as the owner and operators of a chain of 24-hour donut shops in the greater Los Angeles area. Mr. Bergendahl was trained at the Southern California School of Culinary Arts in Pasadena, California, the Los Angeles Culinary Institute in Burbank, California, and at the Culinary Institute of America at Greystone, located in Napa Valley, California. He also possesses certificates in Hospitality Supervision and Basic Sanitation from the American Hotel and Motel Association, a certificate in Nutrition from The Los Angeles Culinary Institute, and is certified as a Servsafe Food Protection Manager by the National Restaurant Association. Mr. Bergendahl has not been a director of any other reporting company.

Cynthia Bergendahl is the spouse of Matthew Bergendahl. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our Chief Executive Officer and our other executive officers during the year ending December 31, 2001. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

======================================= ======== ============ ============== ===================== =====================
Name and Principal Position              Year      Annual       Bonus ($)        Other Annual           All Other
                                                  Salary ($)                    Compensation ($)       Compensation
--------------------------------------- -------- ------------ -------------- --------------------- ---------------------
Cynthia A. Bergendahl - president,      2001        None          None               None          3,000,000 shares(1)
chief executive officer, secretary
--------------------------------------- -------- ------------ -------------- --------------------- ---------------------
Matthew A. Bergendahl - treasurer       2001        None          None               None           600,000 shares(1)
======================================= ======== ============ ============== ===================== =====================

(1)The value of the shares received by Ms. Bergendahl was approximately $3,000. The value of the shares received by Mr. Bergendahl was approximately $600.

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our board of directors.

Employment Contracts. We anticipate that we will enter into an employment agreement with Cynthia A. Bergendahl.

Stock Option Plan. We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our board of directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our board of directors. Options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2002 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

======================= ======================================== ==================================== =============================
Title of Class          Name of Beneficial Owner                     Amount of Beneficial Owner              Percent of Class
----------------------- ---------------------------------------- ------------------------------------ -----------------------------
Common Stock            Cynthia A. Bergendahl                    3,600,000 shares, president, chief               63.25%
                        280 White Cap Lane                          executive officer, secretary,
                        Newport Coast, CA 92657                               director
----------------------- ---------------------------------------- ------------------------------------ -----------------------------
Common Stock            Matthew A. Bergendahl                       3,600,000 shares, treasurer,                  63.25%
                        280 White Cap Lane                                    director
                        Newport Coast, CA 92657
----------------------- ---------------------------------------- ------------------------------------ -----------------------------
Common Stock            Michael Muellerleile                               400,000 shares                         7.03%
                        4100 Newport Place, Suite 830
                        Newport Beach, CA 92660
----------------------- ---------------------------------------- ------------------------------------ -----------------------------
Common Stock            All directors and named executive                 3,600,000 shares                        63.25%
                        officers as a group
======================= ======================================== ==================================== =============================

Cynthia A. Bergendahl is the spouse of Matthew A. Bergendahl. Therefore, each beneficially owns 3,600,000 shares of common stock. Michael J. Muellerleile is an employee of MC Law Group, which serves as our legal counsel.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.


Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions.

In April 2001, we issued 400,000 shares to Thomas E. Stepp, Jr., an employee of Stepp Law Group, which served as our former legal counsel, in exchange for services provided to us, which were valued at $400. In December 2001, we redeemed those 400,000 shares of common stock owned by Mr. Stepp in exchange for $400.

Cynthia A. Bergendahl, our president, chief executive officer, secretary and one of our directors, currently provides office space to us at no charge. Mrs. Bergendahl does not expect to be paid or reimbursed for providing office facilities.

Matthew A. Bergendahl, our treasurer, director and a shareholder, is the spouse of Cynthia A. Bergendahl, our president, chief executive officer, secretary, director and a founding shareholder. Cynthia A. Bergendahl is the brother of Michael J. Muellerleile, our incorporator, one of our shareholders and an employee of MC Law Group, which serves as our legal counsel.

In April 2001, Cynthia A. Bergendahl and Matthew A. Bergendahl were issued 3,600,000 shares of our common stock. Cynthia Bergendahl was issued 3,000,000 shares in exchange for her services as our promoter. The value of the services performed by Ms. Bergendahl was approximately $3,000. Matthew Bergendahl was issued 600,000 shares in exchange for his services with respect to the development of our business plan. The value of the services performed by Mr. Bergendahl was approximately $600.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

    o    disclosing such transactions in prospectuses where required;
    o disclosing in any and all filings with the Securities and Exchange Commission, where required;
    o    obtaining disinterested directors consent; and
    o    obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1           Articles of Incorporation*
              (Charter Document)

3.2           Bylaws*

* Included in the registration statement on Form SB-2 filed on August 17, 2001.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on March 27, 2002.

                                     Too Gourmet, Inc.
                                     a Nevada corporation


                                     By:   /s/ Cynthia A. Bergendahl
                                           -----------------------------------
                                           Cynthia A. Bergendahl
                                     Its:  principal executive officer
                                           president, secretary, and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Cynthia A. Bergendahl                            March 27, 2002
--------------------------------------------
Cynthia A. Bergendahl
principal executive officer
president, secretary and a director


/s/ Matthew A. Bergendahl                            March 27, 2002
--------------------------------------------
Matthew A. Bergendahl
principal accounting officer
treasurer and a director