Form 10QSB
period 2002-03-30
TOO GOURMET INC
filed 2002-05-15
CIK 1144499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 For the transition period from              to
                                                 -------------    --------------

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

               280 White Cap Lane, Newport Coast, California 92657
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 836.8982
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 14, 2001, there were 5,691,250 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
------------------------------


                                TOO GOURMET, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                TOO GOURMET, INC.
                          (a development stage company)

                                    CONTENTS





                                                                         PAGE
                                                                         ----
Financial Statements (Unaudited)

     Balance Sheet                                                        1

     Statements of Operations                                             2

     Statements of Changes in Stockholders' Deficit                       3

     Statements of Cash Flows                                             4

     Notes to Financial Statements                                        5

                                TOO GOURMET, INC.
                          (a development stage company)

                                  BALANCE SHEET

                                 MARCH 31, 2002

                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets
   Cash                                                            $     1,750
   Other current assets                                                    ---
                                                                   -----------
    Total current assets                                                 1,750

Other assets                                                               ---
                                                                   -----------
           Total assets                                            $     1,750
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Accounts payable and accrued expenses                           $     2,696
                                                                   -----------
    Total current liabilities                                            2,696

Contingencies
                                                                           ---
Stockholders' Deficit
      Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share -- 0
                                                                           ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 5,691,250                         5,691
    Additional paid-in capital                                          24,053
    Deficit accumulated during the development stage                   (30,690)
                                                                   -----------
       Total stockholders' deficit                                        (946)
                                                                   -----------
          Total liabilities and stockholders' deficit              $     1,750
                                                                   ===========





                See accompanying notes to financial statements.

                                TOO GOURMET, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                   APRIL 9, 2001
                                                             THREE MONTHS ENDED    (INCEPTION) -
                                                              MARCH 31, 2002       MARCH 31, 2002
                                                              ---------------      --------------
Net revenues                                                   $          ---     $          320

Operating expenses
   Consulting services                                                    ---              3,600
   Legal and professional fees                                          1,690             23,520
   Occupancy                                                              500                500
   Office supplies and expense                                          1,972              3,390
                                                              ---------------      --------------
    Total operating expenses                                            4,162             31,010
                                                              ---------------      --------------
Loss from operations                                                   (4,162)           (30,690)
                                                              ---------------      --------------
Provision for income tax expense (benefit)                                ---                ---
                                                              ---------------      --------------
Net loss/comprehensive loss                                    $       (4,162)    $      (30,690)
                                                              ===============      ==============
Net loss/comprehensive loss per common share--
   basic and diluted                                           $        (---)     $        (---)
                                                              ===============      ==============
Weighted average of common shares-- basic and diluted               5,691,250          5,752,767
                                                              ===============      ==============







                See accompanying notes to financial statements.

                                TOO GOURMET, INC.
                          (a development stage company)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                APRIL 9, 2001 (INCEPTION) THROUGH MARCH 31, 2002

                                   (UNAUDITED)

                                             Common Stock              Additional
                                     -----------------------------      Paid-In        Accumulated
                                         Shares          Amount          Capital         Deficit              Total
                                     -------------     -----------     -----------     -----------         -----------
Balance, April 9, 2001                         ---    $       ---     $       ---     $       ---         $       ---

Issuance of common stock,
  April 10, 2001                         3,600,000          3,600             ---             ---               3,600

Issuance of common stock,
  April 11, 2001                         1,500,000          1,500             ---             ---               1,500

Issuance of common stock,
  June 17, 2001                            250,000            250           4,750             ---               5,000

Issuance of common stock,
  June 28, 2001                            741,250            741          14,084             ---              14,825

Cost of legal expenses
  contributed by officer                       ---            ---           4,719             ---               4,719

Redemption of stock,
  November 15, 2001                       (400,000)          (400)            ---             ---                (400)

Net loss/comprehensive loss                    ---                            ---         (26,528)            (26,528)
                                     -------------     -----------     -----------     -----------         -----------
Balance, December 31, 2001               5,691,250          5,691          23,553         (26,528)              2,716
                                     -------------     -----------     -----------     -----------         -----------
Cost of occupancy
  contributed by officer                       ---            ---             500             ---                 500

Net loss/comprehensive loss                    ---                            ---          (4,162)             (4,162)
                                     -------------     -----------     -----------     -----------         -----------
Balance,  March 31, 2002                 5,691,250    $     5,691     $    24,053     $   (30,690)        $      (946)
                                     =============     ===========     ===========     ===========         ===========





                See accompanying notes to financial statements.

                                TOO GOURMET, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                   APRIL 9, 2001
                                                                          THREE MONTHS ENDED       (INCEPTION) -
                                                                            MARCH 31, 2002         MARCH 31, 2002
                                                                           ---------------         ---------------
Cash flows from operating activities
   Net loss                                                               $         (4,162)        $       (30,690)
   Adjustments  to  reconcile  net loss to net cash used by  operating activities
    Cost of consulting services paid with common stock                                 ---                   3,600
    Cost of legal services paid with common stock                                      ---                   1,500
    Expenses paid by officer                                                           500                   5,219
    Changes in operating assets and liabilities
       Increase in accounts payable and accrued expenses                               196                   2,696
                                                                           ---------------         ---------------
          Net cash used by operating activities                                     (3,466)                (17,675)
                                                                           ---------------         ---------------
Cash flows from investing activities                                                   ---                     ---
                                                                           ---------------         ---------------
Cash flows from financing activities
   Proceeds from issuance of common stock                                              ---                  19,825
   Redemption of common stock                                                          ---                    (400)
                                                                           ---------------         ---------------
          Net cash provided by financing activities                                    ---                  19,425
                                                                           ---------------         ---------------
Net increase (decrease) in cash and cash equivalents                                (3,466)                  1,750

Cash and cash equivalents, beginning of period                                       5,216                     ---
                                                                           ---------------         ---------------
Cash and cash equivalents, end of period                                  $          1,750         $         1,750
                                                                           ===============         ===============
Supplemental disclosure of cash flow information
    Income taxes paid                                                     $            ---         $           ---
                                                                           ===============         ===============
    Interest paid                                                         $            ---         $           ---
                                                                           ===============         ===============





                See accompanying notes to financial statements.

                                TOO GOURMET, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

            Too Gourmet, Inc. (the "Company") is an internet based gourmet grocery retailer for specialty and novelty foods and spirits. The Company was incorporated in the state of Nevada on April 9, 2001 and is headquartered in Newport Coast, California.


NOTE 2 - BASIS OF PRESENTATION

            The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


NOTE 3 - CONTINGENCIES

            As shown in the accompanying unaudited financial statements, the Company has incurred a net operating loss of $30,690 since inception through March 31, 2002.

            The Company is subject to those risks associated with development stage companies. The Company has sustained losses since inception and additional financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.


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

                                TOO GOURMET, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)

NOTE 4 - COMMON STOCK (continued)

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


NOTE 5 - RELATED PARTY TRANSACTIONS

         On April 10, 2001, the Company issued 3,550,000 shares of its common stock to a current officer for services as described in Note 4.

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

Liquidity and Capital Resources. We had cash of $1,750 as of March 31, 2002, which represented all of our total assets as of March 31, 2002. We believe that our available cash is sufficient to pay our day-to-day expenditures. Our total liabilities were $2,696 as of March 31, 2002, which is represented by accounts payable and accrued expenses. We have no other commitments or contingencies.

Results of Operations.

Revenues. For the three month period ended March 31, 2002, we realized no revenues from sales of our products. We hope to increase our revenues by adding to the capabilities of our website, which we hope will enable us to increase our customer base. We must expand our operations to increase our revenues.

Operating Expenses. For the three month period ended March 31, 2002, our total operating expenses were $4,162. Those expenses were represented by $1,690 for legal and professional fees, $500 for occupancy expenses and $1,972 for office expenses. For the three month period ended March 31, 2002, we experienced a net loss of $4,162.

Our Plan of Operation for the Next Twelve Months. We have only generated $320 in revenues from our operations from our inception on April 9, 2001 through the three month period ended March 31, 2002. To effectuate our business plan during the next twelve months, we must continue to develop our website, market our products and services and develop our brand image. We are currently marketing, under our Too Gourmet label, specialty coffee. We believe that we will be able to generate additional revenues in the next three months and any revenues generated will be used to increase our products offerings as well as expand our operations. We intend to continue to develop and expand our line of gourmet grocery products.

We are in the process of developing our website to facilitate customer orders and delivery. We hope that we will have credit card capability on our website by July 2002. We believe our current financial resources will be sufficient to fund the development of credit card capability on our website. We believe that our chef toys website will be operational by July 2002, although we may need to generate revenues or raise additional capital to complete development of that website. We do not anticipate that we will hire additional employees unless we generate significant revenues. We anticipate that will use third parties to complete the development of our websites.

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

We have cash of $1,750 as of March 31, 2002. In the opinion of management, available funds will satisfy our working capital requirements through May 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

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

In the event that we are unable to obtain financing, we may be forced to contemplate other business activities such acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. In the future, we may conduct informal discussions with potential acquisition or merger candidates, although we cannot guaranty that any informal discussions will lead to formal negotiations. We cannot guaranty that we will acquire or merge with a third party, or that in the event we acquire or merge with a third party, such acquisition or merger will increase the value of our common stock.

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


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
-----------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Too Gourmet, Inc.,
                                            a Nevada corporation



May 14, 2001                       By:
                                            -----------------------------------
                                            Cynthia A. Bergendahl
                                   Its:     President, Chief Executive Officer
                                            Secretary, Director