Form 10QSB
period 2002-06-30
TOO GOURMET INC
filed 2002-07-16
CIK 1144499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from              to
                                          -------------    --------------------

Commission File Number: 000-33333


                                Too Gourmet, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                              33-0967353
------                                                              ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               280 White Cap Lane, Newport Coast, California 92657
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 836.8982
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of July 15, 2002, there were 5,691,250 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------



                                TOO GOURMET, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                TOO GOURMET, INC.
                          (a development stage company)

                                    CONTENTS





                                                                           PAGE
                                                                           ----
Financial Statements (Unaudited)

     Balance Sheet                                                          4

     Statements of Operations                                               5

     Statements of Changes in Stockholders' Deficit                         6

     Statements of Cash Flows                                               7

     Notes to Financial Statements                                        8 - 9

                                TOO GOURMET, INC.
                          (a development stage company)

                                  BALANCE SHEET

                                  JUNE 30, 2002

                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets
   Cash                                                          $          704
   Other current assets                                                     ---
                                                                 --------------
      Total current assets                                                  704

Other assets                                                                ---
                                                                 --------------
           Total assets                                          $          704
                                                                 ==============






                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      --------------------------------------
Current liabilities
    Accounts payable and accrued expenses                        $        3,741
                                                                 --------------
      Total current liabilities                                           3,741

Contingencies
                                                                            ---
Stockholders' Deficit
     Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share -- 0
                                                                            ---
    Common stock, $.001 par value;
       Authorized shares -- 50,000,000
        Issued and outstanding shares -- 5,691,250                        5,691

    Additional paid-in capital                                           27,760

    Deficit accumulated during the development stage                    (36,488)
                                                                 --------------

       Total stockholders' deficit                                       (3,037)
                                                                 --------------

          Total liabilities and stockholders' deficit            $          704
                                                                 ==============





                 See accompanying notes to financial statements.

                                TOO GOURMET, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                       THREE MONTHS        APRIL 9, 2001        SIX MONTHS        APRIL 9, 2001
                                          ENDED             (INCEPTION)           ENDED            (INCEPTION)
                                      JUNE 30, 2002        JUNE 30, 2001      JUNE 30, 2002       JUNE 30, 2002
                                      -------------        -------------      -------------       -------------
Net revenues                          $         ---        $       ---        $        ---        $       320

Operating expenses
   Consulting services                          ---              3,600                 ---              3,600
   Legal and professional fees                4,678              6,070               6,368             28,198
   Occupancy                                    500                ---               1,000              1,000
   Office supplies and expense                  620                 35               2,592              4,010
                                       ------------         ----------        ------------         ----------

    Total operating expenses                  5,798              9,705               9,960             36,808
                                       ------------         ----------        ------------         ----------

Loss from operations                         (5,798)            (9,705)             (9,960)           (36,488)
                                       ------------         ----------        ------------         ----------

Provision  for income tax expense               ---                ---                 ---                ---
                                       ------------         ----------        ------------         ----------
(benefit)

Net loss/comprehensive loss           $      (5,798)       $    (9,705)       $     (9,960)       $   (36,488)
                                      =============        ===========        =============       ============

Net loss/comprehensive loss per
common share-- basic and diluted      $        (---)       $      (---)       $       (---)       $      (---)
                                      =============        ===========        =============       ============

Weighted average of common
shares-- basic and diluted                5,691,250          5,137,381           5,691,250          5,740,243
                                      =============        ===========        =============       ============




                 See accompanying notes to financial statements.

                                TOO GOURMET, INC.
                          (a development stage company)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                 APRIL 9, 2001 (INCEPTION) THROUGH JUNE 30, 2002

                                   (UNAUDITED)

                                             Common Stock               Additional
                                       ----------------------------      Paid-In        Accumulated
                                          Shares          Amount         Capital          Deficit              Total
                                       -------------   ------------    ------------    -------------       -------------

Balance, April 9, 2001                          ---    $       ---     $       ---     $       ---         $       ---

Issuance of common stock,
  April 10, 2001                          3,600,000          3,600             ---             ---               3,600

Issuance of common stock,
  April 11, 2001                          1,500,000          1,500             ---             ---               1,500

Issuance of common stock,
  June 17, 2001                             250,000            250           4,750             ---               5,000

Issuance of common stock,
  June 28, 2001                             741,250            741          14,084             ---              14,825

Cost of legal expenses
  contributed by officer                        ---            ---           4,719             ---               4,719

Redemption of stock,
  November 15, 2001                        (400,000)          (400)            ---             ---                (400)

Net loss/comprehensive loss                     ---                            ---         (26,528)            (26,528)
                                       -------------   ------------    ------------    -------------       -------------
Balance, December 31, 2001                5,691,250          5,691          23,553         (26,528)              2,716
                                       =============   ============    ============    =============       =============
Cost of occupancy
  contributed by officer                        ---            ---             500             ---                 500

Net loss/comprehensive loss                     ---                            ---          (4,162)             (4,162)
                                       -------------   ------------    ------------    -------------       -------------

Balance, March 31, 2002                   5,691,250    $     5,691     $    24,053     $   (30,690)        $      (946)
                                       =============   ============    ============    =============       =============
Cost of occupancy
  contributed by officer                        ---            ---             500             ---                 500

Cost of accounting expenses
  contributed by officer                        ---            ---           3,207             ---               3,207

Net loss/comprehensive loss                     ---                            ---          (5,798)             (5,798)
                                       -------------   ------------    ------------    -------------       -------------

Balance, June 30, 2002                    5,691,250    $     5,691     $    27,760     $   (36,488)        $    (3,037)
                                       =============   ============    ============    =============       =============





                 See accompanying notes to financial statements.

                                TOO GOURMET, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                             THREE MONTHS      APRIL 9, 2001         SIX MONTHS        APRIL 9, 2001
                                                 ENDED         (INCEPTION) -            ENDED          (INCEPTION) -
                                            JUNE 30, 2002      JUNE 30, 2001       JUNE 30, 2002       JUNE 30, 2002
                                            -------------      -------------       -------------       -------------
Cash flows from operating activities
   Net loss                               $        (5,798)     $      (9,705)     $       (9,960)     $     (36,488)
   Adjustments  to reconcile net loss
     to net  cash  used by  operating
     activities
    Cost of consulting services paid
      with common stock                               ---              3,600                 ---               3,600
    Cost of legal services paid with
      common stock                                    ---              1,500                 ---               1,500
    Expenses paid by officer                        3,707                ---               4,207               8,926
    Changes in operating assets and
      liabilities
       Increase in accounts
         payable and accrued
         expenses                                   1,045              4,605               1,241               3,741
                                          ---------------      -------------     ---------------     ---------------
Net cash used by operating activities              (1,046)               ---              (4,512)            (18,721)

Cash flows from investing activities                  ---                ---                 ---                 ---

Cash flows from financing activities
   Proceeds from issuance of common                   ---             19,825                 ---              19,825
       stock
   Redemption of common stock                         ---                ---                 ---                (400)
                                          ---------------      -------------     ---------------     ---------------
Net cash provided by
    financing activities                              ---             19,825                 ---              19,425
                                          ---------------      -------------     ---------------     ---------------
Net increase (decrease) in cash                    (1,046)            19,825              (4,512)                704

Cash, beginning of period                           1,750                ---               5,216                 ---
                                          ---------------      -------------     ---------------     ---------------

Cash, end of period                       $           704      $      19,825     $           704     $           704
                                          ===============      =============     ===============     ===============
Supplemental disclosure of cash flow
    information
    Income taxes paid                     $           ---      $         ---     $           ---     $           ---
                                          ===============      =============     ===============     ===============
    Interest paid                         $           ---      $         ---     $           ---     $           ---
                                          ===============      =============     ===============     ===============






                 See accompanying notes to financial statements.

                                TOO GOURMET, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

            Too Gourmet, Inc. (the "Company") is an internet based gourmet grocery retailer for specialty and novelty foods and spirits. The Company was incorporated in the state of Nevada on April 9, 2001 and is headquartered in Newport Coast, California.


NOTE 2 - BASIS OF PRESENTATION

            The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


NOTE 3 - CONTINGENCIES

            As shown in the accompanying unaudited financial statements, the Company has incurred a net operating loss of $36,488 since inception through June 30, 2002.

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

                                  JUNE 30, 2002

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

We were formed to be a specialty gourmet grocer. We intend to offer our products and product selection advice services over the Internet. We intend to offer a large selection of specialty and hard-to-find foods and spirits, coupled with expert, personalized service. We believe our website and proposed retail locations will enable us to cater to the discriminating tastes of our customers. If we generate significant revenues or raise capital, we plan to open a traditional retail store located in Orange County, California, and if successful, plan to replicate our business model in other markets.

We have recently ceased developing and maintaining our website because we do not have sufficient funds. In order to complete development of our website, we need to raise additional capital. In the event that we are unable to obtain financing, we will be forced to contemplate other business activities such acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. We have conducted informal discussions with potential acquisition or merger candidates, although we cannot guarantee that any informal discussions will lead to formal negotiations. We cannot guarantee that we will acquire or merge with a third party, or that in the event we acquire or merge with a third party, such acquisition or merger will increase the value of our common stock.

Liquidity and Capital Resources. We had cash of $704 as of June 30, 2002, which represented all of our total assets as of June 30, 2002. Our available cash is insufficient to pay our day-to-day expenditures. Our president has been paying our expenses and we hope that she will continue to pay our expenses, although we cannot guarantee that she will do so. Our total liabilities were $3,741 as of June 30, 2002, which is represented by accounts payable and accrued expenses. We have no other commitments or contingencies.

Results of Operations.

Revenues. For the six month period ended June 30, 2002, we realized no revenues from sales of our products. We hope to generate revenues by adding to the capabilities of our website, which we hope will enable us to increase our customer base. In order to add those capabilities to our website, we will need additional capital.

Operating Expenses. For the six month period ended June 30, 2002, our total operating expenses were $9,960. Those expenses were represented by $6,368 for legal and professional fees, $1,000 for occupancy expenses and $2,592 for office expenses. For the six month period ended June 30, 2002, we experienced a net loss of $9,960.

Our Plan of Operation for the Next Twelve Months. We have only generated $320 in revenues from our operations from our inception on April 9, 2001 through the six month period ended June 30, 2002. To effectuate our business plan during the next twelve months, we must raise additional capital.

We had been in the process of developing our website to facilitate customer orders and delivery. However, we have ceased developing our website because we do not have any funds to complete development of the website. We need to generate revenues or raise additional capital to complete development of that website.

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

We have cash of $704 as of June 30, 2002. In the opinion of management, available funds will not satisfy our working capital requirements. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

In the event that we are unable to obtain financing, we may be forced to contemplate other business activities such acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. We have conducted informal discussions with potential acquisition or merger candidates, although we cannot guarantee that any informal discussions will lead to formal negotiations. We cannot guarantee that we will acquire or merge with a third party, or that in the event we acquire or merge with a third party, such acquisition or merger will increase the value of our common stock.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sale of any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

In April 2001, we issued 400,000 shares to Thomas E. Stepp, Jr., an employee of Stepp Law Group, which served as our former legal counsel, in exchange for services provided to us, which were valued at $400. In December 2001, we redeemed those 400,000 shares of common stock owned by Mr. Stepp in exchange for $400.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Too Gourmet, Inc.,
                                         a Nevada corporation



July 15, 2002                   By:      /s/ Cynthia A. Bergendahl
                                         -----------------------------------
                                         Cynthia A. Bergendahl
                                Its:     President, Chief Executive Officer
                                         Secretary, Director