Form 10QSB
period 2002-09-30
TOO GOURMET INC
filed 2002-11-19
CIK 1144499

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2002

[ ] Transition report under Section 13 OR 15(d) of the Exchange Act For the transition period from ______________ to ______________

Commission file number 000-33333

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

    c/o Bryan Cave LLP, 2020 Main Street, Suite 600, Irvine, California 92614
    -------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                               c/o (949) 223-7103
                               ------------------
                (Issuer's Telephone Number, Including Area Code)

               280 White Cap Lane, Newport Coast, California 92657
               ---------------------------------------------------
              (Former Name, former Address and former Fiscal Year,
                          if Changed Since Last Report)

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to b e filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  __________  No  __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 19, 2002, there were 5,982,500 shares of the issuer's $.001 par value common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes  __________  No  _____X____

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

                               TOO GOURMET, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002



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

                                TOO GOURMET, INC.
                          (a development stage company)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)

                                     ASSETS
                                     ------

Current assets
   Cash                                                                $   --
   Other current assets                                                    --
                                                                       --------
      Total current assets                                                 --

Other assets                                                               --
                                                                       --------
           Total assets                                                $   --
                                                                       ========



                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities
    Accounts payable and accrued expenses                              $ 40,123
                                                                       --------

      Total current liabilities                                          40,123

Contingencies                                                              --

Stockholders' Deficit
    Preferred stock, $.001 par value;
       Authorized shares -- 5,000,000
        Issued and outstanding share - 0                                   --
    Common stock, $.001 par value;
       Authorized shares -- 50,000,000
        Issued and outstanding shares-- 5,982,500                         5,982
    Additional paid-in capital                                           27,969
    Deficit accumulated during the development stage                    (74,074)
                                                                       --------

       Total stockholders' deficit                                      (40,123)
                                                                       --------

          Total liabilities and stockholders' deficit                  $   --
                                                                       ========


                 See accompanying notes to financial statements.


                                                 TOO GOURMET, INC.
                                           (a development stage company)

                                             STATEMENTS OF OPERATIONS

                                                    (UNAUDITED)


                                              THREE MONTHS        THREE MONTHS       NINE MONTHS       APRIL 9, 2001
                                                  ENDED              ENDED              ENDED          (INCEPTION) -
                                                SEPTEMBER          SEPTEMBER          SEPTEMBER          SEPTEMBER
                                                30, 2002           30, 2001           30, 2002           30, 2001
                                               -----------        -----------        -----------        -----------
Net revenues                                   $      --          $       320        $      --          $       320

Operating expenses
   Consulting services                                --                 --                 --                3,600
   Legal and professional fees                      22,935              7,535             29,303             13,605
   Occupancy                                           500               --                1,500               --
   Office supplies and expense                      14,151              1,303             16,743              1,338
                                               -----------        -----------        -----------        -----------

    Total operating expenses                        37,586              8,838             47,546             18,543
                                               -----------        -----------        -----------        -----------

Loss from operations                               (37,586)            (8,518)           (47,546)           (18,223)
                                               -----------        -----------        -----------        -----------

Provision for income tax expense (benefit)            --                 --                 --                 --
                                               -----------        -----------        -----------        -----------

Net loss/comprehensive loss                    $   (37,586)       $    (8,518)       $   (47,546)       $   (18,223)
                                               ===========        ===========        ===========        ===========

Net loss/comprehensive loss per
common share-- basic and diluted               $       (--)       $       (--)       $       (--)       $       (--)
                                               ===========        ===========        ===========        ===========

Weighted average of common
shares-- basic and diluted                       5,804,360          6,091,250          5,729,370          5,643,650
                                               ===========        ===========        ===========        ===========


                                  See accompanying notes to financial statements.


                                        TOO GOURMET, INC.
                                  (a development stage company)

                         STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                      APRIL 9, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2002

                                           (UNAUDITED)


                                    Common Stock          Additional
                              ------------------------     Paid-In      Accumulated
                                Shares        Amount       Capital        Deficit       Total
                              ----------    ----------    ----------    ----------    ----------

Balance, April 9, 2001              --      $     --      $     --      $     --      $     --

Issuance of common stock,
  April 10, 2001               3,600,000         3,600          --            --           3,600

Issuance of common stock,
  April 11, 2001               1,500,000         1,500          --            --           1,500

Issuance of common stock,
  June 17, 2001                  250,000           250         4,750          --           5,000

Issuance of common stock,
  June 28, 2001                  741,250           741        14,084          --          14,825

Cost of legal expenses
  contributed by officer            --            --           4,719          --           4,719

Redemption of stock,
  November 15, 2001             (400,000)         (400)         --            --            (400)

Net loss/comprehensive loss         --            --            --         (26,528)      (26,528)
                              ----------    ----------    ----------    ----------    ----------

Balance, December 31, 2001     5,691,250         5,691        23,553       (26,528)        2,716
                              ==========    ==========    ==========    ==========    ==========

Cancellation of stock,
  August 15, 2002             (2,700,000)       (2,700)         --            --          (2,700)

Stock split (2:1),
  August 16, 2002              2,991,250         2,991          (291)         --           2,700

Cost of occupancy
  contributed by officer            --            --           1,500          --           1,500

Cost of accounting expenses
  contributed by officer            --            --           3,207          --           3,207

Net loss/comprehensive loss         --            --            --         (47,546)      (47,546)
                              ----------    ----------    ----------    ----------    ----------

Balance, September 30, 2002    5,982,500    $    5,982    $   27,969    $  (74,074)   $  (40,123)
                              ==========    ==========    ==========    ==========    ==========


                         See accompanying notes to financial statements.


                                      TOO GOURMET, INC.
                                (a development stage company)

                                  STATEMENTS OF CASH FLOWS

                                         (UNAUDITED)

                                                            NINE MONTHS          APRIL 9, 2001
                                                               ENDED             (INCEPTION) -
                                                         SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                                         ------------------    ------------------
Cash flows from operating activities
   Net loss                                                  $(47,546)              $(18,223)
   Adjustments to reconcile net loss to net cash used
     by operating activities
    Cost of consulting services paid with common stock           --                    3,600
    Cost of legal services paid with common stock                --                    1,500
    Expenses paid by officer                                    4,707                   --
    Changes in operating assets and liabilities
       Increase in accounts payable and accrued expenses       37,623                  1,250
                                                             --------               --------

Net cash used by operating activities                          (5,216)               (11,873)

Cash flows from investing activities                             --                     --

Cash flows from financing activities
   Proceeds from issuance of common stock                        --                   19,825
   Redemption of common stock                                    --                     --
                                                             --------               --------

Net cash provided by financing activities                        --                   19,825
                                                             --------               --------

Net increase (decrease) in cash                                (5,216)                 7,952

Cash, beginning of period                                       5,216                   --
                                                             --------               --------

Cash, end of period                                          $      0               $  7,952
                                                             ========               ========


Supplemental disclosure of cash flow information
    Income taxes paid                                        $   --                 $   --
                                                             ========               ========
    Interest paid                                            $   --                 $   --
                                                             ========               ========


                       See accompanying notes to financial statements.

                                              4

                                TOO GOURMET, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

     Too Gourmet, Inc. (the "Company") is an internet based gourmet grocery retailer for specialty and novelty foods and spirits. On August 15, 2002, the Company's management expanded the scope of the Company's business model to include possible participation in the fragmented automotive parts industry via acquisitions of third parties in both North America and Europe. The Company was incorporated in the state of Nevada on April 9, 2001, and its new principal executive offices are headquartered in Toronto, Ontario, Canada.

     On July 27, 2002 all of the directors and officers of the Company resigned and three new directors and officers were appointed.


NOTE 2 - BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


NOTE 3 - CONTINGENCIES

     As shown in the accompanying unaudited financial statements, the Company has incurred a net operating loss of $74,074 since inception through September 30, 2002.

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

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)

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

     On August 15, 2002, the Company 2,700,000 shares of its restricted common stock were returned to the treasury for cancellation.

     On August 16, 2002, the Company issued a two-for-one (2:1) forward stock split to stockholders of record as of August 15, 2002. The split was paid by the Company on August 19, 2002 and resulted in outstanding common stock of 5,982,500 shares.


NOTE 5 - RELATED PARTY TRANSACTIONS

     On April 10, 2001, the Company issued 3,550,000 shares of its common stock to a then-current officer for services as described in Note 4.

Item 2. Plan of Operation.
--------------------------

This following information specifies certain forward-looking statements of management of the Company. Forward-looking statements estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by management on the basis of assumptions considered by management to be reasonable. Future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

The assumption used for the purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumption from and among reasonable alternatives require the exercise of judgment to the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. Management cannot guarantee that any of the assumption relating to the forward-looking statements in the following information is accurate, and management assumes no obligation to update any forward-looking statements.

Management of Too Gourmet, Inc. (the "Company") has expanded the scope of the Company's business model to include possible participation in the fragmented automotive parts industry in both North America and Europe. (See "Results of Operations and Plan of Operation for the Next Twelve-Month Period.")

Management believes that corporate revenues may be generated through the Company's participation as a consolidator in the fragmented automotive parts and related software businesses via selected and strategic acquisitions of existing profitable operations in North America and Europe. The Company has engaged the services of two mergers and acquisitions advisors in Europe to assist it with its consolidation efforts.


Results of Operations and Plan of Operation for the Next Twelve-Month Period.

Revenues for the nine-month period ended September 30, 2002 were nil. Operating expenses for the nine-month period ended September 30, 2002 totaled $37,586. For the nine-month period ended September 30, 2002 the Company sustained a net loss of $37,586.

Management has conducted discussions with various potential acquisition or merger candidates in North America and Europe and has executed one letter of intent to acquire a privately held company. However, management cannot guarantee that any discussions to date will lead to final negotiations and definitive Purchase Agreements. In addition, management cannot guarantee that it will acquire or merge with a third party, or that in the event an acquisition or merger is accomplished with a third party, that such acquisition or merger will increase the value of the company's common stock.

On August 28, 2002, the Company announced that it had entered into a non-binding Letter of Intent to acquire 100% of the outstanding common stock of Veripart, Inc. subject to due diligence review, negotiations and drafting of a Definitive Purchase Agreement including representations and warranties standard for a transaction of this nature and magnitude. Terms of the proposed transaction were not disclosed.

Veripart, Inc. has developed a proprietary online replacement parts catalog and directory for motor vehicles named "PartScan" designed for use by automobile insurance companies.

"PartScan" facilitates the purchase of non-original equipment manufactured (non-OEM) crash or replacement parts directly from the various manufacturers' representatives, which reduces or eliminates the participation of and profit centers created by middlemen such as wholesalers, retailers and regional replacement parts resellers (repairers), which reduces the overall costs of automotive repairs.

Veripart's first initiative is intended to automate and accelerate replacement parts ordering procedures "online" between automobile insurers and automobile repair facilities. Management of Veripart believes that this should improve information flow, streamline accident claims processing and reduce the average cost per automobile damage claim. The current system of ordering parts is cash intensive, time consuming and inconvenient. An average automobile repair could require as many as four separate parts orders placed by telephone or fax.

The use of the company's technology, consulting and online services by insurers may significantly increase the percentage of non-OEM parts purchased which increase could dramatically reduce the total annual cost of replacement parts necessary to repair policyholders' damaged vehicles and increase earnings for insurers. Historically, non-OEM replacement parts are up to 50% less expensive to purchase than equivalent OEM replacement parts. For further information please visit the Veripart's website at www.veripart.com.

There can be no assurance that the Company will complete its acquisition of Veripart, or, if completed, that Veripart will prove a profitable acquisition for the Company, or that it will result in an increase in stockholder value.


Liquidity and Capital Resources.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital though public or private financing as well as borrowing and other sources from our officers and directors. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sell any equipment. In the event that we generate significant revenues and expand our operations, we may hire additional employees or independent contractors as well as purchase or lease additional equipment.


Item 3. Controls and Procedures.
--------------------------------

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls.

     Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer
(CEO) and Acting Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.

     Appearing immediately following the Signatures section of this Quarterly Report there is form of "Certification" of the CEO and the CFO. This Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.

     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.

     The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

     The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee (or persons performing the equivalent functions) and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

     In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions.

     Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

On August 15, 2002, the Company 2,700,000 shares of its restricted common stock were returned to the treasury for cancellation. On August 19, 2002, the Company effected a 2:1 split of the issued and outstanding shares of common stock. The split became payable on August 16, 2002 to shareholders on record as of August 15, 2002.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a) Exhibits.

99.1   News Release regarding Letter of Intent dated August 28, 2002.

(b) Reports on Form 8-K.

No Current Reports on Form 8-K were filed by the registrant during the quarter for which this Quarterly Report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            TOO GOURMET, INC.
                                            a Nevada corporation.


November 19, 2002                           By: /S/ HARRYSEN MITTLER
                                            ------------------------
                                            Harrysen Mittler
                                            Its: Chief Executive Officer


November 19, 2002                           By: /S/ ROBERT BYERS
                                            --------------------
                                            Robert Byers
                                            Its: Chief Financial Officer

                                  CERTIFICATION

     I, Harrysen Mittler, certify that:

1.   I have reviewed this Quarterly Report on Form 10-QSB of Too Gourmet, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 19, 2002

                                                  /S/ HARRYSEN MITTLER
                                                  --------------------
                                                  Harrysen Mittler
                                                  Chief Executive Officer
                                                  Too Gourmet, Inc.

                                  CERTIFICATION

     I, Robert Byers, certify that:

1.   I have reviewed this Quarterly Report on Form 10-QSB of Too Gourmet, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 19, 2002

                                                  /S/ ROBERT BYERS
                                                  --------------------
                                                  Robert Byers
                                                  Chief Financial Officer
                                                  Too Gourmet, Inc.