Form 10KSB
period 2002-12-31
TOO GOURMET INC
filed 2003-04-15
CIK 1144499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _________________


Commission File Number:  000-33333

                                Too Gourmet, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

Nevada                                                            33-0967353
------                                                            ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

c/o Bryan Cave LLP, 2020 Main Street, Suite 600, Irvine, California  92614
--------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                               c/o (949) 223-7103
                              --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 9, 2003, the aggregate market value of the voting and non-voting common equity was approximately $1,892,312.50.

As of April 3, 2003, there were 6,002,500 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Transitional Small Business Disclosure format (check one):

                    [ ]  Yes           [X]  No

                                     PART I

Item 1. Description of Business.
--------------------------------

We currently do not have any operations. Our revenue for 2001 was $320, and our revenue for 2002 was nil.

Employees. As of April 3, 2002, we have no full-time or part-time employees. We are not a party to any collective bargaining agreements.

Facilities. Our administrative offices are located at 2020 Main Street, Suite 6000, Irvine, CA 92614. We believe that our facilities are adequate for our needs. We do not own any real estate.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

================================== ====================================
            Property                       December 31, 2002
---------------------------------- ------------------------------------
Cash                                                            $3,897
================================== ====================================

Our Facilities. Our headquarters are temporarily located in care of Bryan Cave LLP, 2020 Main Street, Suite 600, Irvine, California 92614. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

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

Our common stock has been quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by NASD under the trading symbol "TGOU" since approximately August 21, 2002. The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for the common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                                 Bid(1)
                                           High          Low
                                           ----          ---
    Year ended December 31, 2002:
    Second Quarter from May 21, 2002(2)    $0.10         $0.075
    Third Quarter                          $1.90         $1.86
    Fourth Quarter                         $2.86         $0.64

----------
(1) The pricing herein has been adjusted to reflect the 2-for-1 forward split of our common stock that was effective August 15, 2002.

(2) Commencing on April 18, 2002, the OTC Compliance Unit of NASD Regulation, Inc. (the "Compliance Unit"), granted permission to a broker-dealer who wanted to commence making a market in our common stock for it to place unpriced bid and asked quotations on the OTC Bulletin Board. From April 19, 2002, to May 20, 2002, broker-dealers could only post unpriced bid and asked quotations for our common stock. On May 21, 2002, broker-dealers commenced placing priced quotations for our common stock on the OTC Bulletin Board. Accordingly, the information in the chart, from April 19, 2002, to May 20, 2002, sets forth high and low price data, as bid data are not available. The Company's first day of trading was August 21, 2002. The Company's current price, as of April 9, 2002, is $0.30.

There are currently no shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. In October 2002, we issued 20,000 shares of our common stock, which shares may be eligible to be sold pursuant to Rule 144 in October 2003. In November 2001, our registration statement on Form SB-2 to register 2,991,250 shares of common stock held by our shareholders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is 41.

Securities Authorized for Issuance Under Equity Compensation Plans:

Equity Compensation Plan Information

                                                                                Number of securities
                                                                                remaining available
                                                                                for future issuance
                                 Number of securities                           under equity
                                 to be issued upon      Weighted-average        compensation plans
                                 exercise of            exercise price of       (excluding securities
                                 outstanding options,   outstanding options,    reflected in column
                                 warrants and rights    warrants and rights     (a))
                                 -------------------    -------------------     ----

Plan category                    (a)                    (b)                     (c)
Equity compensation plans
approved by security holders     None                   N/A                     None

Equity compensation plans not
approved by security holders     None                   N/A                     None
Total                            None                   N/A                     None


There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

On August 15, 2002, we cancelled 2,700,000 shares of our restricted common stock. On August 16, 2002, we issued a two-for-one (2:1) forward stock split to stockholders of record as of August 15, 2002. The split was paid on August 19, 2002 and resulted in outstanding common stock of 5,982,500 shares.

On October 9, 2002, we entered into a consulting service agreement with a third party. Pursuant to the agreement, we were to issue 10,000 shares of our common stock payable monthly in advance. In accordance with the agreement, we issued the corresponding shares (20,000) for the months of October and November. On December 6, 2002, we terminated the agreement, effective November.

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

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
------------------------------------------------------------------------------

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

Results of Operations.

Revenues. Revenues for the year ended December 31, 2002, were nil as compared to the prior year's revenues of $320. We must commence our operations to generate revenues.

Operating Expenses. For year ended December 31, 2002, our total operating expenses were $67,640 as compared to the prior year's operating expenses of $26,528. Our expenses primarily consisted of legal and professional fees of $50,850 as compared to $21,830 in the prior year and office supplies and expenses of $14,790 as compared to $1,418 in the prior year. Certain of such expenses in our 2002 fiscal year were related to the change of control effectuated in August and the balance were primarily related to two proposed transactions. See Our Plan of Operation for the Next Twelve Months. For our 2002 fiscal year we experienced a net loss of $68,044 as compared to a net loss in the prior year of $26,528.

Our Plan of Operation for the Next Twelve Months.

We did not generate any revenues from operations during our 2002 fiscal year. Our plan of operation is materially dependent upon our ability to generate revenues and, to effectuate our business plan during the next twelve months, we believe that we must market products and services and develop a brand image, as well as, perhaps, change the direction of our business. To that end, on August 28, 2002, we announced that we had entered into a non-binding Letter of Intent to acquire the outstanding common stock of Veripart, Inc. subject to due diligence review, negotiations and drafting of a Definitive Purchase Agreement including representations and warranties standard for a transaction of this nature and magnitude. On November 19, 2002, we also announced that we had entered into a non-binding Letter of Intent to acquire up to 100% of the outstanding common stock of a German automotive technology and services provider, subject to due diligence review, negotiations and drafting of a Definitive Purchase Agreement, including representations and warranties standard for transactions of this nature and magnitude. As of the date of this Annual Report, after study of each of the proposed acquisitions, we do not believe that we will enter into Definitive Purchase Agreements with either such entity.

Liquidity and Capital Resources.

Our total assets (consisting of cash) as of December 31, 2002, were $3,897 as compared to our total assets (consisting of cash) of $5,216 as of December 31, 2001.

Our total liabilities (consisting of accounts payable and accrued expenses of $31,315 and a related party payable of $32,683) were $63,998 as of December 31, 2002, as compared with our total liabilities of $2,500 as of December 31, 2001, which were represented by accounts payable and accrued expenses.

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

We cannot provide assurances that our available cash and other available resources will be sufficient to pay our day-to-day expenditures during our 2003 fiscal year. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital though public or private financing as well as borrowing and other sources from our officers and directors. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors may contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

Item 7.  Financial Statements
-----------------------------

The financial statements required by Item 7 are presented in the following order:

                                TOO GOURMET, INC.
                          (A Development Stage Company)


                         REPORT AND FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


                                    CONTENTS

                                                                            PAGE
                                                                            ----

Independent Auditor's Report                                                 1

Financial Statements

     Balance Sheet                                                           2

     Statements of Operations                                                3

     Statements of Changes in Stockholders' Deficit                          4

     Statements of Cash Flows                                                5

     Notes to Financial Statements                                           6

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To the Stockholders of
Too Gourmet, Inc.


     I have audited the accompanying balance sheet of Too Gourmet, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, changes in stockholders' deficit, and cash flows for the two years then ended and the period April 9, 2001 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Too Gourmet, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the two years then ended and the period April 9, 2001 (inception) through December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.


                                          /s/ Quintanilla

                                          A Professional Accountancy Corporation
                                          Irvine, California

                                          March 24, 2003

                                TOO GOURMET, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                DECEMBER 31, 2002



                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                                $  3,897
                                                                       --------

     Total current assets                                                 3,897

OTHER ASSETS                                                               --
                                                                       --------

       Total assets                                                    $  3,897
                                                                       ========




                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                               $ 31,315
   Related party payable                                                 32,683
                                                                       --------

     Total current liabilities                                           63,998

CONTINGENCIES                                                              --

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     Authorized shares -- 5,000,000
     Issued and outstanding share-- 0                                      --
   Common stock, $.001 par value;
     Authorized shares -- 50,000,000
     Issued and outstanding shares-- 6,002,500                            6,002
   Additional paid-in capital                                            28,469
   Deficit accumulated during the development stage                     (94,572)
                                                                       --------

     Total stockholders' deficit                                        (60,101)
                                                                       --------

       Total liabilities and stockholders' deficit                     $  3,897
                                                                       ========


                 See accompanying notes to financial statements.


                                   TOO GOURMET, INC.
                             (A Development Stage Company)

                               STATEMENTS OF OPERATIONS



                                                                          APRIL 9, 2001
                                             YEAR ENDED     YEAR ENDED    (INCEPTION) -
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2002           2001           2002
                                             -----------    -----------    -----------

NET REVENUES                                 $      --      $       320    $       320

OPERATING EXPENSES
   Consulting services                              --            3,600          3,600
   Legal and professional fees                    50,850         21,830         72,680
   Occupancy                                       2,000           --            2,000
   Office supplies and expense                    14,790          1,418         16,208
                                             -----------    -----------    -----------

     Total operating expenses                     67,640        (26,848)        94,488
                                             -----------    -----------    -----------

LOSS FROM OPERATIONS                             (67,640)       (26,528)       (94,168)

INTEREST EXPENSE                                    (404)          --             (404)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)          --             --             --
                                             -----------    -----------    -----------

NET LOSS/COMPREHENSIVE LOSS                  $   (68,044)   $   (26,528)   $   (94,572)
                                             ===========    ===========    ===========

NET LOSS/COMPREHENSIVE LOSS PER
   COMMON SHARE-- BASIC AND DILUTED          $      (.01)   $     (--)     $      (.02)
                                             ===========    ===========    ===========

WEIGHTED AVERAGE OF COMMON SHARES--
   BASIC AND DILUTED                           5,780,900      5,771,500      5,778,000
                                             ===========    ===========    ===========


                    See accompanying notes to financial statements.


                                         TOO GOURMET, INC.
                                   (A Development Stage Company)

                          STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                        APRIL 9, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002



                                    COMMON STOCK          ADDITIONAL
                              ------------------------     PAID-IN      ACCUMULATED
                                SHARES        AMOUNT       CAPITAL        DEFICIT        TOTAL
                              ----------    ----------    ----------    ----------    ----------

Balance, April 9, 2001              --      $     --      $     --      $     --      $     --

Issuances of common stock      6,091,250         6,091        18,834          --          24,925

Expenses paid by officer            --            --           4,719          --           4,719

Redemption of stock             (400,000)         (400)         --            --            (400)

Net loss/comprehensive loss         --            --            --         (26,528)      (26,528)
                              ----------    ----------    ----------    ----------    ----------

Balance, December 31, 2001     5,691,250         5,691        23,553       (26,528)        2,716
                              ----------    ----------    ----------    ----------    ----------

Cancellation of stock         (2,700,000)       (2,700)         --            --          (2,700)

Stock split (2:1)              2,991,250         2,991          (291)         --           2,700

Issuance of common stock          20,000            20          --            --              20

Expenses paid by officer            --            --           5,207          --           5,207

Net loss/comprehensive loss         --            --            --         (68,044)      (68,044)
                              ----------    ----------    ----------    ----------    ----------

Balance, December 31, 2002     6,002,500    $    6,002    $   28,469    $  (94,572)   $  (60,101)
                              ==========    ==========    ==========    ==========    ==========



                          See accompanying notes to financial statements.


                                              TOO GOURMET, INC.
                                        (A Development Stage Company)

                                          STATEMENTS OF CASH FLOWS


                                                                                                  APRIL 9, 2001
                                                             YEAR ENDED         YEAR ENDED        (INCEPTION) -
                                                             DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                 2002               2001               2002
                                                               --------           --------           --------

CASH FLOWS FROM OPERATING EXPENSES
   Net loss                                                    $(68,044)          $(26,528)          $(94,552)
   Adjustments to reconcile net loss to net cash used
   by operating activities
     Expenses paid with common stock                                 20              5,100              5,120
     Expenses paid by officer                                     5,207              4,719              9,926
     Change in operating assets and liabilities
       Increase in accounts payable and accrued
       expenses                                                  28,815              2,500             31,315
                                                               --------           --------           --------

         Net cash used by operating activities                  (34,002)           (14,209)           (48,211)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                          --               19,825             19,825
   Redemption of common stock                                      --                 (400)              (400)
   Net proceeds from related parties                             32,683               --               32,683
                                                               --------           --------           --------

         Net cash provided by financing activities               32,683            (19,425)            52,108
                                                               --------           --------           --------

NET INCREASE/(DECREASE) IN CASH                                  (1,319)             5,216              3,897

CASH, beginning of period                                         5,216               --                 --
                                                               --------           --------           --------

CASH, end of period                                            $  3,897           $  5,216           $  3,897
                                                               ========           ========           ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                           $   --             $   --             $   --
                                                               ========           ========           ========
   Interest paid                                               $   --             $   --             $   --
                                                               ========           ========           ========


                               See accompanying notes to financial statements.

                                                      5

                                TOO GOURMET, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description - Too Gourmet, Inc. (the "Company") is an internet based gourmet grocery retailer for specialty and novelty foods and spirits. On August 15, 2002, the Company's management expanded the scope of the Company's business model to include possible participation in the fragmented automotive parts industry via acquisitions of their parties in both North America and Europe. The Company was incorporated in the state of Nevada on April 9, 2001 and is headquartered in Toronto, Ontario, Canada.

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

Recognition of Revenue - The Company records revenues upon shipment to its customers, fee is fixed or determinable, and collectibility is reasonably assured.

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

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications of amounts previously reported have been made to conform to current year presentations.

NOTE 2 - CONTINGENCIES

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $94,552 since inception through December 31, 2002.

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

Management's plans to continue to mitigate its losses in the near term through the reduction of legal and professional fees that were incurred upon incorporation; for the presentation for the preparation of the Company's Private Offering Memorandum; and for the performance of audit and review services. In addition, should management determine it necessary, the Company will seek to obtain additional financing through the issuance of common stock and increase of ownership equity.

NOTE 3 - ACCRUED EXPENSES

Accrued Wages and Compensated Absences - The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by outside, third party vendors. As such, there is no accrual for wages or compensated absences as of December 31, 2002 and 2001.

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

On June 30, 2001, the Company completed a "best efforts" offering of its common stock pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. In accordance with the Private Placement Memorandum Offering, which was initiated on June 11, 2001, the Company issued 991,250 shares of its common stock at $0.02 per share for a total of $19,825 from June 17th through June 30th 2001.

On August 15, 2002, the Company cancelled 2,700,000 shares of its restricted common stock.

On August 16, 2002, the Company issued a two-for-one (2:1) forward stock split to stockholders of record as of August 15, 2002. The split was paid by the Company on August 19, 2002 and resulted in outstanding common stock of 5,982,500 shares.

On October 9, 2002, the Company entered into a consulting service agreement with a third party. Pursuant to the agreement, the Company was to issue 10,000 shares of its common stock payable monthly in advance. In accordance with the agreement, the Company issued the corresponding shares (20,000) for the months of October and November. On December 6, 2002, the Company terminated the agreement, effective November.

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 10, 2001, the Company issued 3,550,000 shares of its common stock to an officer for services as described in Note 4.

Periodically throughout the year, cash advances are made to the Company by a director for payment of certain corporate expenses as related party payables. These advances are non-interest bearing and are due on demand. Payment of the advances are to be made as cash becomes available. At December 31, 2002, there was approximately $33,000 payable and outstanding.

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

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of Robert Byers and Harrysen Mittler. The interruption of the services of Mr. Byers could significantly hinder our operations, profits and future development, if a suitable replacement is not promptly obtained. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with Messrs. Byers and Mittler are good and that we will be successful in attracting and retaining qualified personnel, we cannot guarantee that we will be able to continue to do so. Our officers will hold office until their resignations or removal. The terms of the directors expire at the next annual shareholder's meeting following their election.

Our directors and principal executive officers are as specified on the following table:

======================== ==========   =========================================
Name                        Age       Position
------------------------ ----------   -----------------------------------------
Robert Byers                52        President, Chief Financial Officer,
                                      Secretary, and a Director
--------------------- --------------- -----------------------------------------
Harrysen Mittler            50        Chief Executive Officer, and a Director
--------------------- --------------- -----------------------------------------
Randolf Katz                49        Director
--------------------- --------------- -----------------------------------------

Robert Byers. Mr. Byers has an engineering background and has devoted the last thirty years to the automotive industry. He has been actively involved in all facets of his family operated collision, parts and towing businesses (Byers Auto Collision and Byers Towing & Storage Ltd., which was Toronto's oldest police contracted towing company). In the process, he has established an extensive network of senior management contacts within the auto body repair and insurance industries. In 1985-1987, he was President and Director of Fairway Industries, a re-manufacturer of stretched Lincolns, Cadillacs, and other luxury vehicles, whose securities were publicly traded on the Alberta Exchange, now a part of the TSE Venture Exchange, until the company was restructured more than five years ago. In 1994-1996, he was also President and Director of Municipal Ticket Corporation, the former police authorized vehicle-tagging company, whose securities were publicly traded on the Canadian Venture Exchange (CDNX), also now a part of the TSE Venture Exchange, until the company was restructured and its operations were spun-off into a private entity. Mr. Byers was appointed as an officer and director on July 27, 2002.

Harrysen Mittler. Between March 9, 2001, and April 29, 2002, Mr. Mittler served as the Chairman of the Board, President, and Secretary of Grand Prix Sports, Inc., a publicly traded company that owned a 40% interest in Nordic Racing Limited, a Formula 3000 automobile racing team. From 1995 through autumn of 1999, Mr. Mittler served as Director, President, and Chief Financial Officer of Wordcraft Systems, Inc., a publicly traded software company. In addition to his tenure at Grand Prix and Wordcraft, during the preceding five years, Mr. Mittler has also served as a business consultant to a variety of private enterprises. Mr. Mittler was appointed as an officer and director on July 27, 2002.

Randolf Katz. Between March 9, 2001, and the present, Randolf W. Katz has served as a member of the board of directors of Grand Prix Sports, Inc., a publicly traded company that owned a 40% interest in Nordic Racing Limited, a Formula 3000 automobile racing team. Mr. Katz is an attorney licensed to practice in the State of California. Since January 1, 2000, he has been a partner with Bryan Cave LLP. During more than the preceding five years, he was a partner of Arter & Hadden, LLP. Mr. Katz was appointed as a director on July 27, 2002.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

At this time, the Company does not have meaningful operations. Upon the development of meaningful operations, the board of directors will establish an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee. Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

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

=================================== ====== ============ ========= ================  ============
Name and Principal Position          Year    Annual     Bonus ($)  Other Annual       All Other
                                            Salary ($)            Compensation ($)  Compensation
----------------------------------- ------ ------------ --------- ----------------  ------------
Robert Byers                         2002     None         None
President, Chief Financial Officer,
Secretary, and a Director
----------------------------------- ------ ------------ --------- ----------------  ------------
Harrysen Mittler                     2002     None         None
Chief Executive Officer,
and a Director
=================================== ====== ============ ========= ================  ============

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our board of directors.

During the fiscal year 2002, the Company did not grant any options or SARs.

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

------------------------------------- ---------------- -------------------
     Name of Beneficial Owner/        Number of Shares   Percent of Class
             Management
------------------------------------- ---------------- -------------------
Robert Byers                               80,000              1.3%
------------------------------------- ---------------- -------------------
Harrysen Mittler                          100,000              1.7%
------------------------------------- ---------------- -------------------
Randolf Katz                                 0                 0.0%
------------------------------------- ---------------- -------------------
All directors and officers as a group     180,000              3.0%
(3 persons)
------------------------------------- ---------------- -------------------

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

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions.

During the fiscal year 2002, there were no related party transactions. With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclosing such transactions in prospectuses where required;
     o disclosing in any and all filings with the Securities and Exchange Commission, where required;
     o    obtaining disinterested directors consent; and
     o    obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 10-KSB
---------------------------------------------

(a) Exhibit No.
---------------
3.1           Articles of Incorporation*
              (Charter Document)

3.2           Bylaws*

* Included in the registration statement on Form SB-2 filed on August 17, 2001.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.


Item 14.  Controls and Procedures
---------------------------------

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on April 9, 2003.

                                     Too Gourmet, Inc.
                                     a Nevada corporation


                                     By:   /s/ Harrysen Mittler
                                           -----------------------------------
                                           Harrysen Mittler
                                     Its:  Chief Executive Officer
                                           and a Director


                                     By:   /s/ Robert Byers
                                           -----------------------------------
                                           Robert Byers
                                           Its: President, Chief Financial
                                           Officer Secretary and a Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Harrysen Mittler                            April__, 2003
--------------------------------------------
Harrysen Mittler
Chief Executive Officer
and a Director


/s/ Robert Byers                                April __, 2003
--------------------------------------------
Robert Byers, President, Chief Financial Officer
Secretary and a Director


/s/ Randolf Katz                                April __, 2003
--------------------------------------------
Randolf Katz
Director

                                 Certifications

I, Harrysen Mittler, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Too Gourmet, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designated such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal control or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April   , 2003                              By: /s/ Harrysen Mittler
                                                   Harrysen Mittler
                                                   Chief executive officer
                                                   and director

I, Robert Byers, certify that:

7.   I have reviewed this annual report on Form 10-KSB of Too Gourmet, Inc.;

8. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designated such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal control or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  , 2003                            By: /s/ Robert Byers
                                                Robert Byers
                                                President, chief
                                                financial officer,
                                                secretary and director