Form 10QSB
period 2003-03-31
TOO GOURMET INC
filed 2003-05-20
CIK 1144499

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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


              ----------------------------------------------------
              (Former Name, former Address and former Fiscal Year,
                          if Changed Since Last Report)

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  __________  No  __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 19, 2003, there were 6,002,500 shares of the issuer's $.001 par value common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes  __________  No  _____X_____

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

                                TOO GOURMET, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002

                                    CONTENTS





                                                                            PAGE
                                                                            ----

Financial Statements (Unaudited)

     Balance Sheet                                                           3

     Statements of Operations                                                4

     Statements of Cash Flows                                                5

     Notes to Financial Statements                                           6

                                TOO GOURMET, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                             MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                               $     874
                                                                      ---------

     Total current assets                                                   874

OTHER ASSETS                                                               --
                                                                      ---------

     Total assets                                                     $     874
                                                                      =========



                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                              $  30,475
   Related party payable                                                 38,207
                                                                      ---------

     Total current liabilities                                           68,682

CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding share-- 0
   Common stock, $.001 par value;
     Authorized shares -- 50,000,000
     Issued and outstanding shares-- 6,002,500                            6,002
   Additional paid-in capital                                            28,969
   Deficit accumulated during the development stage                    (102,779)
                                                                      ---------

     Total stockholders' deficit                                        (67,808)
                                                                      ---------

       Total liabilities and stockholders' deficit                    $     874
                                                                      =========


                 See accompanying notes to financial statements.


                                         TOO GOURMET, INC
                                   (A Development Stage Company)

                                     STATEMENTS OF OPERATIONS

                            THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                            (UNAUDITED)

                                                                March 31,             Inception -
                                                        --------------------------     March 31,
                                                           2003           2002           2003
                                                        -----------    -----------    -----------

NET REVENUES                                            $      --      $      --      $       320

OPERATING EXPENSES
   Consulting services                                         --             --            3,600
   Legal and professional fees                                5,695          1,690         78,375
   Occupancy                                                    500            500          2,500
   Office supplies and expense                                1,571          1,972         17,779
                                                        -----------    -----------    -----------

     Total operating expenses                                 7,766          4,162        102,254
                                                        -----------    -----------    -----------

LOSS FROM OPERATIONS                                         (7,766)        (4,162)      (101,934)

OTHER EXPENSES
   Interest expense                                            (441)          --             (845)
                                                        -----------    -----------    -----------

     Loss before provision for income taxes                  (8,207)        (4,162)      (102,779)
                                                        -----------    -----------    -----------

PROVISION FOR INCOME TAXES                                     --             --             --
                                                        -----------    -----------    -----------

NET LOSS                                                $    (8,207)   $    (4,162)   $  (102,779)
                                                        ===========    ===========    ===========

NET LOSS PER COMMON SHARE-- BASIC AND DILUTED
                                                        $      (---)   $      (---)   $      (---)
                                                        ===========    ===========    ===========

WEIGHTED AVERAGE OF COMMON SHARES-- BASIC AND DILUTED
                                                          6,200,500      5,691,250      5,805,000
                                                        ===========    ===========    ===========


                          See accompanying notes to financial statements.


                                       TOO GOURMET, INC.
                                 (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                          (UNAUDITED)

                                                                  March 31,         Inception -
                                                           ----------------------    March 31,
                                                              2003         2002         2003
                                                           ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $  (8,207)   $  (4,162)   $(102,779)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Expenses paid with common stock                          --           --          5,120
       Expenses paid by officer                                  500          500       10,426
       Changes in operating assets and liabilities
         Increase (decrease) in accounts payable
            and accrued expenses                                (840)         196       30,475
                                                           ---------    ---------    ---------

           Net cash used in operating activities              (8,547)      (3,466)     (56,758)
                                                           ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                       --           --         19,825
   Redemption of common stock                                   --           --           (400)
   Net proceeds from related parties                           5,524         --         38,207
                                                           ---------    ---------    ---------

           Net cash provided by financing activities           5,524         --         57,632
                                                           ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                               (3,023)      (3,466)         874

CASH, beginning of period                                      3,897        5,216         --
                                                           ---------    ---------    ---------

CASH, end of period                                        $     874    $   1,750    $     874
                                                           =========    =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                       $    --      $    --      $    --
                                                           =========    =========    =========
   Interest paid                                           $    --      $    --      $    --
                                                           =========    =========    =========


                        See accompanying notes to financial statements.

                                               5

                                TOO GOURMET, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

Too Gourmet, Inc. (the "Company") is an internet based gourmet grocery retailer for specialty and novelty foods and spirits. The Company was incorporated in the state of Nevada on April 9, 2001 and is headquartered in Irvine, California.


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the years ended December 31, 2003 and 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2002 included in the Company's annual report on Form 10-KSB.


NOTE 3 - CONTINGENCIES

As shown in the accompanying unaudited financial statements, the Company has incurred a net operating loss of $102,779 since inception through March 31, 2003.

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


NOTE 5 - RELATED PARTY TRANSACTIONS

Periodically throughout the year, cash advances are made to the Company by a director for payment of certain corporate expenses as related party payables. These advances are non-interest bearing and are due on demand. Payment of the advances is to be made as cash becomes available. At March 31, 2003, there was approximately $38,000 payable and outstanding.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

The following information specifies certain forward-looking statements of management of the Company. Forward-looking statements estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by management on the basis of assumptions considered by management to be reasonable. Future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

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

Results of Operations and Plan of Operation for the Next Twelve-Month Period.

Revenues for the three-month periods ended March 31, 2003, and 2002, were nil.

For the three-month period ended March 31, 2003, our total operating expenses were $7,766, as compared to operating expenses of $4,162 in the equivalent period of our prior year. Our expenses primarily consisted of legal and professional fees of $5,695, as compared to $1,690 in the equivalent period of our prior year and office supplies and expenses of $1,571, as compared to $1,972 in the equivalent period of our prior year.

For the first quarter of our 2003 fiscal year, we experienced a net loss of $8,207, as compared to a net loss of $4,162 in the equivalent period of our prior year. We must commence our operations to generate revenues.

Plan of Operation for the Next Twelve Months. We did not generate any revenues from operations during our 2002 fiscal year or during the three-month period ended March 31, 2003. Our plan of operation is materially dependent upon our ability to generate revenues and, to effectuate our business plan during the next twelve months. We believe that we must market products and services and develop a brand image, as well as, perhaps, change the direction of our business. For further analysis, see our discussion of Liquidity and Capital Resources.

Management has conducted certain discussions with various potential acquisition or merger candidates in North America and Europe. However, management cannot provide any assurances that such discussions will result in our entering into final negotiations and definitive purchase agreements. Further, management cannot provide any assurances that we will acquire or merge with a third party, or that in the event an acquisition or merger is accomplished with a third party, that such acquisition or merger will increase the value of the our common stock.

Off-Balance Sheet Arrangements.

We have no "off-balance sheet arrangements" that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of our operations, liquidity, capital expenditures, or capital resources that is material to investors. For purposes of this section, we have used the term "off-balance sheet arrangements" as that term is defined in Item 303(c) of Regulation S-B.

Liquidity and Capital Resources.

Our total assets (consisting of cash) as of March 31, 2003, were $874, as compared to our total assets (consisting of cash) of $1,750 as of March 31, 2002.

Our total liabilities (consisting of accounts payable and accrued expenses of $30,475 and a related party payable of $38,207) were $68,682 as of March 31, 2003, as compared with our total liabilities of $2,696 as of March 31, 2002, which were represented by accounts payable and accrued expenses.

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

We cannot provide assurances that our available cash and other available resources will be sufficient to pay our day-to-day expenditures during the balance of our 2003 fiscal year or the first quarter of our 2004 fiscal year. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital though public or private financing as well as borrowing and other sources from our officers and directors. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

Item 3. Controls and Procedures.
--------------------------------

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls.

     Within the 45 days prior to the date of this Quarterly Report on Form 10-QSB, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer
(CEO) and Acting Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Disclosure Controls and Internal Controls.

     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles in the United States of America.

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

     In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions.

     Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None.

Other Information.
------------------

None.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)  Exhibits

     3.1  Articles of Incorporation*

     3.2  Bylaws*

     * Included in the registration statement on Form SB-2 filed on August 17, 2001.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this Quarterly Report on Form 10-QSB is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOO GOURMET, INC.
a Nevada corporation.

May 20, 2003                                By: /S/ HARRYSEN MITTLER
                                            ------------------------------------
                                            Harrysen Mittler
                                            Its:  Chief Executive Officer



                                            /S/ ROBERT BYERS
                                            ------------------------------------
                                            Robert Byers
                                            Its:  Chief Financial Officer

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

     Date: May 20, 2003

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

     Date: May 20, 2003

                                        /S/ ROBERT BYERS
                                        -----------------
                                        Robert Byers
                                        Chief Financial Officer
                                        Too Gourmet, Inc.