Form 10QSB
period 2003-06-30
TOO GOURMET INC
filed 2003-08-14
CIK 1144499

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2003

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

Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 13, 2003, there were 6,002,500 shares of the issuer's $.001 par value common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------



                                TOO GOURMET, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002
                                TOO GOURMET, INC.
                          (A Development Stage Company)

                                    CONTENTS



                                                                            PAGE
                                                                            ----

Financial Statements (Unaudited)

     Balance Sheet                                                           1

     Statements of Operations                                                2

     Statements of Cash Flows                                                3

     Notes to Financial Statements                                           4

                                TOO GOURMET, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                  JUNE 30, 2003

                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                               $     172
                                                                      ---------

     Total current assets                                                   172

OTHER ASSETS                                                               --
                                                                      ---------

     Total assets                                                     $     172
                                                                      =========



                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                              $  39,518
   Related party payable                                                 47,534
                                                                      ---------

     Total current liabilities                                           87,052

CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding share-- 0
   Common stock, $.001 par value;
     Authorized shares -- 50,000,000
     Issued and outstanding shares-- 6,002,500                            6,002
   Additional paid-in capital                                            29,469
   Deficit accumulated during the development stage                    (122,351)
                                                                      ---------

     Total stockholders' deficit                                        (86,880)
                                                                      ---------

       Total liabilities and stockholders' deficit                    $     172
                                                                      =========


                 See accompanying notes to financial statements.


                                                 TOO GOURMET, INC.
                                           (A Development Stage Company)

                                              STATEMENTS OF OPERATIONS

                                  THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                    (UNAUDITED)


                                              Three months ended June 30,   Six months ended June 30,     Inception -
                                              --------------------------    --------------------------      June 30,
                                                  2003           2002           2003           2002           2003
                                              -----------    -----------    -----------    -----------    -----------
NET REVENUES                                  $      --      $      --      $      --      $      --      $       320

OPERATING EXPENSES
   Consulting services                               --             --             --             --            3,600
   Legal and professional fees                     14,679          4,678         20,374          6,368         93,054
   Occupancy                                          500            500          1,000          1,000          3,000
   Office supplies and expense                      3,857            620          5,428          2,592         21,636
                                              -----------    -----------    -----------    -----------    -----------

     Total operating expenses                      19,036          5,798         26,802          9,960        121,290
                                              -----------    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                              (19,036)        (5,798)       (26,802)        (9,960)      (120,970)

OTHER EXPENSES
   Interest expense                                  (536)          --             (977)          --           (1,381)
                                              -----------    -----------    -----------    -----------    -----------

     Loss before provision for income taxes       (19,572)        (5,798)       (27,779)        (9,960)      (122,351)
                                              -----------    -----------    -----------    -----------    -----------

PROVISION FOR INCOME TAXES                           --             --             --             --             --
                                              -----------    -----------    -----------    -----------    -----------

NET LOSS                                      $   (19,572)   $    (5,798)   $   (27,779)   $    (9,960)   $  (122,351)
                                              ===========    ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE--
   BASIC AND DILUTED                          $     (--)     $     (--)     $     (--)     $     (--)     $     (--)
                                              ===========    ===========    ===========    ===========    ===========


WEIGHTED AVERAGE OF COMMON SHARES--
   BASIC AND DILUTED                            6,002,500      5,691,250      6,002,500      5,691,250      5,805,000
                                              ===========    ===========    ===========    ===========    ===========


                                   See accompanying notes to financial statements.


                                      TOO GOURMET, INC.
                                (A Development Stage Company)

                                  STATEMENTS OF CASH FLOWS

                           SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                         (UNAUDITED)

                                                                June 30,          Inception-
                                                        ----------------------     June 30,
                                                           2003         2002         2003
                                                        ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $ (27,779)   $  (9,960)   $(122,351)
   Adjustments to reconcile net loss to net cash used
     in operating activities
       Expenses paid with common stock                       --           --          5,120
       Expenses paid by officer                             1,000        4,207       10,926
       Changes in operating assets and liabilities
         Increase (decrease) in accounts payable
            and accrued expenses                            8,203        1,241       39,518
                                                        ---------    ---------    ---------

           Net cash used in operating activities          (18,576)      (4,512)     (66,787)
                                                        ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTVITIES
   Proceeds from issuance of common stock                    --           --         19,825
   Redemption of common stock                                --           --           (400)
   Net proceeds from related parties                       14,851         --         47,534
                                                        ---------    ---------    ---------

           Net cash provided by financing activities       14,851         --         66,959
                                                        ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                            (3,725)      (4,512)         172

CASH, beginning of period                                   3,897        5,216         --
                                                        ---------    ---------    ---------

CASH, end of period                                     $     172    $     704    $     172
                                                        =========    =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                    $    --      $    --      $    --
                                                        =========    =========    =========
   Interest paid                                        $    --      $    --      $    --
                                                        =========    =========    =========


                        See accompanying notes to financial statements.

                                              3

                                TOO GOURMET, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

Too Gourmet, Inc. (the "Company") is an internet based gourmet grocery retailer for specialty and novelty foods and spirits. The Company was incorporated in the state of Nevada on April 9, 2001 and is headquartered in Irvine, California.

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2002 included in the Company's annual report on Form 10-KSB.

NOTE 3 - CONTINGENCIES

As shown in the accompanying unaudited financial statements, the Company has incurred a net operating loss of $122,351 since inception through June 30, 2003.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Periodically throughout the year, cash advances are made to the Company by a director for payment of certain corporate expenses as related party payables. These advances are non-interest bearing and are due on demand. Payment of the advances are to be made as cash becomes available. At June 30, 2003, there was approximately $47,500 payable and outstanding.


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

Results of Operations and Plan of Operation for the Next Twelve-Month Period.

Revenues for the three-month periods ended June 30, 2003, and 2002, were nil.

For the three-month period ended June 30, 2003, our total operating expenses were $19,036, as compared to operating expenses of $5,798 in the equivalent period of our prior year. Our expenses primarily consisted of legal and professional fees of $14,679, as compared to $4,678 in the equivalent period of our prior year and office supplies and expenses of $3,857, as compared to $620 in the equivalent period of our prior year.

For the second quarter of our 2003 fiscal year, we experienced a net loss of $19,572, as compared to a net loss of $5,798 in the equivalent period of our prior year. We must commence our operations to generate revenues.

Plan of Operation for the Next Twelve Months. We did not generate any revenues from operations during our 2002 fiscal year or during the six-month period ended June 30, 2003. Our plan of operation is materially dependent upon our ability to generate revenues and, to effectuate our business plan during the next twelve months. We believe that we must market products and services and develop a brand image, as well as, perhaps, change the direction of our business. For further analysis, see our discussion of Liquidity and Capital Resources.

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

Liquidity and Capital Resources.

Our total assets (consisting of cash) as of June 30, 2003, were $172, as compared to our total assets (consisting of cash) of $704 as of June 30, 2002.

Our total liabilities (consisting of accounts payable and accrued expenses of $39,518 and a related party payable of $47,534) were $87,052 as of June 30, 2003, as compared with our total liabilities of $3,741 as of June 30, 2002, which were represented by accounts payable and accrued expenses.

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

We cannot provide assurances that our available cash and other available resources will be sufficient to pay our day-to-day expenditures during the balance of our 2003 fiscal year or the first half of our 2004 fiscal year. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital though public or private financing as well as borrowing and other sources from our officers and directors. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

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

None.

Other Information.
------------------

None.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)  Exhibits

         3.1        Articles of Incorporation*

         3.2        Bylaws*

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Harrysen Mittler

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Robert Byers

         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Harrysen Mittler

         32.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Robert Byers

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

                                           TOO GOURMET, INC.
                                           a Nevada corporation.




August 13, 2003                            By: /S/ HARRYSEN MITTLER
                                           -------------------------------------
                                           Harrysen Mittler
                                           Its:  Chief Executive Officer

                                           /S/ ROBERT BYERS
                                           -------------------------------------
                                           Robert Byers
                                           Its:  Chief Financial Officer