Form 10QSB
period 2003-09-30
TOO GOURMET INC
filed 2003-11-18
CIK 1144499

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

     (Mark One)

  [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the Quarterly Period ended September 30, 2003

  [ ]  Transition report under Section 13 or 15(d) of the Securities
Exchange
       Act of 1934

  For the transition period from ______________ to ______________

     Commission file number  000-33333
                             ---------

                        TOO GOURMET, INC.
                        -----------------
(Exact Name of Small Business Issuer as Specified in its Charter)

                 Nevada                              33-0967353
             -------------                        ----------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)               Identification No.)

    c/o Bryan Cave LLP, 2020 Main Street, Suite 600, Irvine,
                        California 92614
    -------------------------------------------------------------
            (Address of Principal Executive Offices)

                       c/o (949) 223-7103
                  -----------------------------
        (Issuer's Telephone Number, Including Area Code)

                         -------------
      (Former Name, former Address and former Fiscal Year,
                  if Changed Since Last Report)

             APPLICABLE ONLY TO ISSUERS INVOLVED IN
                BANKRUPTCY PROCEEDINGS DURING THE
                      PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to b e filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.

Yes  __________  No  __________

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 14, 2003, there were 6,002,500 shares of the issuer's $.001 par value common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes  __________  No  _____X____

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                        TOO GOURMET, INC.
                  (A Development Stage Company)


                       FINANCIAL STATEMENTS


                   SEPTEMBER 30, 2003 AND 2002
                        TOO GOURMET, INC.
                  (A Development Stage Company)


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

                        TOO GOURMET, INC.
                  (A Development Stage Company)

                          BALANCE SHEET

                       SEPTEMBER 30, 2003

                           (UNAUDITED)

                             ASSETS
                           ----------

CURRENT ASSETS
Cash                                                      $     47
                                                           --------
  Total current assets                                           47

OTHER ASSETS                                                    ---
                                                           --------

  Total assets                                             $     47
                                                           ========


              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses                     $ 47,514
Related party payable                                       51,213
                                                           --------

  Total current liabilities                                  98,727

CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value;
  Authorized shares - 5,000,000
  Issued and outstanding share - 0
Common stock, $.001 par value;
  Authorized shares - 50,000,000
  Issued and outstanding shares - 6,002,500                   6,002
Additional paid-in capital                                  29,969
Deficit accumulated during the development stage          (134,651)
                                                           --------

  Total stockholders' deficit                               (98,680)
                                                           --------

   Total liabilities and stockholders' deficit             $     47
                                                           ========

                        TOO GOURMET, INC.
                  (A Development Stage Company)

                    STATEMENTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                           (UNAUDITED)


                             THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,     INCEPTION -
                             --------------------------------   -------------------------------
                                                                                                    SEPTEMBER 30,
                                   2003           2002               2003             2002              2003
                             -------------   ----------------   -------------   ---------------    --------------

NET REVENUES                    $    ---       $    ---           $    ---         $    ---          $    320

OPERATING EXPENSES
Consulting services                 ---            ---                ---               ---             3,600
Legal and professional fees       9,714         22,935             30,088            29,303           102,768
Occupancy                           500            500              1,500             1,500             3,500
  Office supplies and expense     1,469         14,151              6,897            16,743            23,105
                             -------------   ----------------   -------------   ---------------    --------------

     Total operating expenses    11,683         37,586             38,485            47,546           132,973
                             -------------   ----------------   -------------   ---------------    --------------

LOSS FROM OPERATIONS            (11,683)       (37,586)           (38,485)          (47,546)         (132,653)

OTHER EXPENSES
Interest expense                   (617)           ---             (1,594)              ---            (1,998)
                             -------------   ----------------   -------------   ---------------    --------------

  Loss before provision for
    income taxes                (12,300)       (37,586)           (40,079)          (47,546)         (134,651)
                             -------------   ----------------   -------------   ---------------    --------------

PROVISION FOR INCOME                ---            ---                ---               ---               ---
  TAXES                      -------------   ----------------   -------------   ---------------    --------------


NET LOSS                       $(12,300)      $(37,586)          $(40,079)         $(47,546)        $(134,651)
                             =============   ================   =============   ===============    ==============

NET LOSS PER COMMON
SHARE - BASIC AND              $   (---)      $   (---)          $   (---)         $   (---)         $   (---)
DILUTED                      =============   ================   =============   ===============    ==============

WEIGHTED AVERAGE OF
COMMON SHARES - BASIC
AND DILUTED                   6,002,500      5,804,360          6,002,500         5,729,370         5,805,000
                             =============   ================   =============   ===============    ==============


                        TOO GOURMET, INC.
                  (A Development Stage Company)

                    STATEMENTS OF CASH FLOWS

          NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                           (UNAUDITED)


                                                          SEPTEMBER 30,      INCEPTION-
                                                    ----------------------   SEPTEMBER
                                                                                  30,
                                                       2003        2002          2003
                                                    ---------   ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $ (40,079)  $ (47,546)   $(134,651)
  Adjustments to reconcile net loss to net
cash used in operating activities
   Expenses paid with common stock                       ---         ---        5,120
   Expenses paid by officer                            1,500       4,707       11,426
     Changes in operating assets and liabilities
       Increase (decrease) in accounts payable
        and accrued expenses                          16,199      37,623       47,514
                                                    ---------   ----------  ----------

        Net cash used in operating activities        (22,380)     (5,216)     (70,591)
                                                    ---------   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                   ---         ---       19,825
Redemption of common stock                               ---         ---         (400)
Net proceeds from related parties                     18,530         ---       51,213
                                                    ---------   ----------   ----------

       Net cash provided by financing activities      18,530         ---       70,638
                                                    ---------   ----------   ----------

NET INCREASE (DECREASE) IN CASH                        (3,850)     (5,216)         47

CASH, beginning of period                               3,897       5,216         ---
                                                    ---------   ----------   ----------

CASH, end of period                                 $      47   $     ---    $     47
                                                    =========   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                   $     ---   $     ---    $    ---
                                                    =========   ==========   ==========
Interest paid                                       $     ---   $     ---    $    ---
                                                    =========   ==========   ==========



                        TOO GOURMET, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                   SEPTEMBER 30, 2003 AND 2002

                           (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

Too Gourmet, Inc. (the "Company") is an internet based gourmet grocery retailer for specialty and novelty foods and spirits.
The Company was incorporated in the state of Nevada on April 9, 2001 and is headquartered in Irvine, California.


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2002 included in the Company's annual report on Form 10-KSB.

NOTE 3 - CONTINGENCIES

As shown in the accompanying unaudited financial statements, the Company has incurred a net operating loss of $134,651 since inception through September 30, 2003.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Periodically throughout the year, cash advances are made to the Company by a director for payment of certain corporate expenses as related party payables. Interest on these advances is being accrued at an annual rate of 5%. The advances together with the interest are due on demand. Payments of the advances are to be made as cash becomes available. At September 30, 2003, there was approximately $51,200 payable and outstanding.

NOTE 6- SUBSEQUENT EVENT

On November 5, 2003, the Company acquired substantially all the assets of Internationale Fachklinik, a German proprietorship ("Fachklinik"), in exchange for common stock and options. Fachklinik is a medical laboratory and service provider of research, analysis, and in vitro diagnosis of live biopsy tissue samples for allergic, immunological, and environmentally related disorders.

Pursuant to the Company's current report on Form 8-K filed on November 5, 2003, the related historical financial statements and pro forma financial information of Fachklinik are to be filed by amendment on January 19, 2004.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

The assumptions used for the purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment to the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. Management cannot guarantee that any of the assumptions relating to the forward-looking statements in the following information is accurate, and management assumes no obligation to update any forward-looking statements.

Results of Operations and Plan of Operation for the Next Twelve-
Month Period.

Revenues for the three- and nine-month periods ended September
30, 2003, and 2002, were nil.

For the three-month period ended September 30, 2003, our total operating expenses were $11,683, as compared to operating expenses of $37,586 in the equivalent period of our prior year. Our expenses primarily consisted of legal and professional fees of $9,714, as compared to $22,935 in the equivalent period of our prior year and office supplies and expenses of $1,469, as compared to $14,151 in the equivalent period of our prior year.

For the nine-month period ended September 30, 2003, our total operating expenses were $38,485, as compared to operating expenses of $47,546 in the equivalent period of our prior year. Our expenses primarily consisted of legal and professional fees of $30,088, as compared to $29,303 in the equivalent period of our prior year and office supplies and expenses of $6,897, as compared to $16,743 in the equivalent period of our prior year.

For the third quarter of our 2003 fiscal year, we experienced a net loss of $12,300, as compared to a net loss of $37,586 in the equivalent period of our prior year. For the first nine months of our 2003 fiscal year, we experienced a net loss of $40,079, as compared to a net loss of $47,546 in the equivalent period of our prior year. We must commence our operations to generate revenues.

Plan of Operation for the Next Twelve Months.

We did not generate any revenues from operations during our 2002 fiscal year or during the nine-month period ended September 30, 2003. Our plan of operation is materially dependent upon our ability to generate revenues and, to effectuate our business plan during the next twelve months. Please see our discussion of Liquidity and Capital Resources and of Subsequent Events.

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

Liquidity and Capital Resources.

Our total assets (consisting of cash) as of September 30, 2003, were $47, as compared to our total assets (consisting of cash) of nil as of September 30, 2002.

Our total liabilities (consisting of accounts payable and accrued expenses of $47,514 and a related party payable of $51,213) were $98,727 as of September 30, 2003, as compared with our total liabilities of $40,123 as of September 30, 2002, which were represented by accounts payable and accrued expenses.

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

Notwithstanding the transaction contemplated by the Acquisition Agreement (as that term is defined in Subsequent Events, below), we cannot provide assurances that our available cash and other available resources will be sufficient to pay our day-to-day expenditures during the balance of our 2003 fiscal year or the first half of our 2004 fiscal year. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital though public or private financing as well as borrowing and other sources from our officers and directors. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

Subsequent Events.

As we reported in our Current Report on Form 8-K, pursuant to an Asset Purchase and Sale Agreement (the "Acquisition Agreement"), with an effective date of September 22, 2003, by and among Prof. Dr. Dr. Hans-Jurgen Reimann ("Prof. Reimann") and Dr. Antje Reimann ("Dr. Reimann") and Global Life Sciences, Inc., a Nevada corporation formed as our wholly-owned subsidiary, and us, we acquired the medical business assets and related intellectual property of a medical laboratory and service provider, doing business as the Internationale Fachklinik ("lab") located in Schwerin, Germany (the "Acquired Assets and Business") from Prof. Reimann and Dr. Reimann. The closing of the Transaction was November 5, 2003, subject to the conclusion of the 10-day period (the "10-day Period") that followed the date on which we filed our Schedule 14f-1 with the Securities and Exchange Commission and transmitted such Schedule to our stockholders of record. The 10-day Period will conclude November 18, 2003. In exchange for the Acquired Assets and Business, we will issue to Prof. Reimann and Dr. Reimann, and their respective designees, (i) twenty-six million five hundred thousand (26,500,000) shares of our common stock, $0.001 par value per share, and (ii) options to purchase up to an additional three million five hundred thousand (3,500,000) shares of common stock at an exercise price of $0.10 per share, exercisable on or before September 21, 2006.

Under the direction of Prof. Reimann, Professor at University of Rostock and at Humboldt University in Berlin, Germany, Ph.D. in Biochemistry and Ph.D. in Medicine, the lab specializes in the research, analysis, and in vitro diagnosis of live biopsy tissue samples for allergic, immunological, and environmentally related disorders. In order to improve the quality of test results, Prof. Reimann developed and patented a unique device, known as a "Tabox", which enables the precise analysis of the effects of allergens and toxins on the human body in an in vitro environment. Currently, the lab operates a total of twenty-eight inter-clinic Tabox systems as proprietary devices, which are available to practitioners, clinics, and other medical clients on a lease-only basis. The lab charges its lessees a user fee for each tissue sample processed at the lab. There can be no assurance that the transaction contemplated by the Acquisition Agreement will prove profitable or increase the value of our common stock.

Item 3.  Controls and Procedures.

We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission's rules and forms. Based on an evaluation performed, our certifying officers have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in our reports.

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

See "Management's Discussion and Analysis or Plan of Operation -
Subsequent Events."

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

      3.1   Articles of Incorporation*

      3.2   Bylaws*

31.1     Certification Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002 of Harrysen Mittler

31.2     Certification Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002 of Robert Byers

32.1     Certification Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 of Harrysen Mittler

32.2     Certification Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 of Robert Byers

* Included in the registration statement on Form SB-2 filed on August 17, 2001.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this Quarterly Report on Form 10-QSB is filed.

An 8-K was filed on November 5, 2003, disclosing the transaction contemplated by the Acquisition Agreement.


                           SIGNATURES

     In  accordance  with  the  requirements  of  the  Securities
Exchange  Act  of 1934, the registrant caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                              TOO GOURMET, INC.
                              a Nevada corporation.




November 14, 2003             By:  /S/ HARRYSEN MITTLER
                                   ----------------------
                                   Harrysen Mittler
                                   Its:  Chief Executive Officer


                                   /S/ ROBERT BYERS
                                   --------------------------
                                   Robert Byers
                                   Its:  Chief Financial Officer